Form 10-Q
period 2004-09-30
GTA-IB, LLC
filed 2004-11-23
CIK 1306051

Use these links to rapidly review the document
INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended: September 30, 2004
☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 333-120538

GTA–IB, LLC
(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	05-0546226 (I.R.S. Employer Identification Number)
36750 US 19 N., Palm Harbor, Florida 34684 (Address of principal executive offices) (Zip Code)
(727) 942-2000 (Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Issuer has no common stock subject to this report.

GTA–IB, LLC

Form 10-Q Quarterly Report

For the Three and Nine Months Ended September 30, 2004

Cautionary Note Regarding Forward-Looking Statements

        The following report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Forward-looking statements are statements that predict or describe future events or trends and that do not relate solely to historical matters. All of our projections in this quarterly report are forward-looking statements. You can generally identify forward-looking statements as statements containing the words "believe," "expect," "will," "anticipate," "intend," "estimate," "project," "assume" or other similar expressions. You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known (and unknown) risks, uncertainties and other unpredictable factors, many of which are beyond our control. Our forward-looking statements are based on the limited information currently available to us and speak only as of the date on which this report was filed with the SEC. Our continued internet posting or subsequent distribution of this dated report does not imply continued affirmation of the forward-looking statements included in it. We undertake no obligation, and we expressly disclaim any obligation, to issue any updates to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements. Future events are inherently uncertain. Moreover, it is particularly difficult to predict business activity levels at the Resort with any certainty. Accordingly, our projections in this quarterly report are subject to particularly high uncertainty. Our projections should not be regarded as legal promises, representations or warranties of any kind whatsoever. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such differences might be significant and harmful to your interests.

GTA–IB, LLC

CONDENSED CONSOLIDATED BALANCE SHEETS AS OF
SEPTEMBER 30, 2004 AND DECEMBER 31, 2003

(in thousands except share data)

	September 30, 2004 (unaudited)	Predecessor Basis December 31, 2003
Assets
Current assets	$5,996	$5,888
Intangibles, net	19,815	11,602
Property and equipment, net	28,666	37,164
Other assets	2,508	6,279

Total Assets	$56,985	$60,933

Liabilities
Current liabilities	$9,563	$113,354
Long term debt	39,240	—
Other long term liabilities	10,788	17,226
Deferred income taxes	—	1,255

Total Liabilities Commitments and Contingencies	59,591	131,835
Member's/Stockholders' Deficit
Preferred stock, $1 par value, 4,577,000 shares authorized, issued, and outstanding	—	4,577
Common stock, $1 par value, 5,000 shares authorized, issued, and outstanding	—	5
Additional paid-in capital	—	(8,487)
Shareholder receivable	—	(224)
Deficit	(2,606)	(66,773)

Member's/stockholder's deficit	(2,606)	(70,902)

Total Liabilities and Member's/Stockholder's Deficit	$56,985	$60,933

See accompanying notes to condensed consolidated financial statements.

GTA–IB, LLC

CONDENSED CONSOLIDATED STATEMENTS OF LOSS

FOR THE PERIOD JULY 1, 2004 TO JULY 15, 2004 (PREDECESSOR BASIS),
FOR THE PERIOD JULY 16, 2004 TO SEPTEMBER 30, 2004
AND FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 (PREDECESSOR BASIS)

(in thousands)

(unaudited)

	Period 07/01/04 to 07/15/04 (Predecessor Basis)	Period 07/16/04 to 09/30/04	Combined(1) Three Month Period Ended September 30, 2004	Three Month Period Ended September 30, 2003 (Predecessor Basis)
Revenues
Hotel	$225	$1,668	$1,893	$2,015
Food and Beverage	127	1,070	1,197	1,624
Golf	246	1,360	1,606	1,717
Other	148	881	1,029	870

Total revenues	746	4,979	5,725	6,226

Expenses
Hotel	336	1,556	1,892	1,545
Food and beverage	269	1,143	1,412	1,516
Golf	399	1,430	1,829	1,735
Other	317	1,760	2,077	2,148
G&A	176	490	666	763
Depreciation and amortization	132	882	1,014	1,358

Total expenses	1,629	7,261	8,890	9,065

Operating loss	(883)	(2,282)	(3,165)	(2,839)
Other expense
Interest, net	(391)	(324)	(715)	(2,276)

Net loss	(1,274)	(2,606)	(3,880)	(5,115)
Preferred dividends		—	—	(64)

Net loss attributable to common shareholder/member	$(1,274)	$(2,606)	$(3,880)	$(5,179)

(1)
The combined column in the statement has been presented for convenience and is not intended to represent a total for the three month period ended September 30, 2004 under generally accepted accounting principles.

See accompanying notes to condensed consolidated financial statements.

GTA–IB, LLC

CONDENSED CONSOLIDATED STATEMENTS OF LOSS

FOR THE PERIOD JANUARY 1, 2004 TO JULY 15, 2004 (PREDECESSOR BASIS),
FOR THE PERIOD JULY 16, 2004 TO SEPTEMBER 30, 2004
AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 (PREDECESSOR BASIS)

(in thousands)

(unaudited)

	Period 01/01/04 to 07/15/04 (Predecessor Basis)	Period 07/16/04 to 09/30/04	Combined(1) Nine Month Period Ended September 30, 2004	Nine Month Period Ended September 30, 2003 (Predecessor Basis)
Revenues
Hotel	$6,671	$1,668	$8,339	$8,628
Food and Beverage	5,824	1,070	6,894	7,921
Golf	7,115	1,360	8,475	8,348
Other	3,013	881	3,894	3,264

Total revenues	22,623	4,979	27,602	28,161

Expenses
Hotel	5,616	1,556	7,172	6,788
Food and Beverage	4,648	1,143	5,791	5,818
Golf	4,250	1,430	5,680	5,188
Other	4,893	1,760	6,653	6,728
General and Administrative	2,808	490	3,298	2,832
Depreciation and amortization	1,626	882	2,508	2,853

Total expenses	23,841	7,261	31,102	30,207

Operating loss	(1,218)	(2,282)	(3,500)	(2,046)
Other expense
Interest, net	(5,127)	(324)	(5,451)	(6,844)

Net loss	(6,345)	(2,606)	(8,951)	(8,890)
Preferred dividends	(139)	—	(139)	(192)

Net loss attributable to common shareholder/member	$(6,484)	$(2,606)	$(9,090)	$(9,082)

(1)
The combined column in the statement has been presented for convenience and is not intended to represent a total for the nine month period ended September 30, 2004 under generally accepted accounting principles.

See accompanying notes to condensed consolidated financial statements.

GTA–IB, LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE PERIOD JANUARY 1, 2004 TO JULY 15, 2004 (PREDECESSOR BASIS),
FOR THE PERIOD JULY 16, 2004 TO SEPTEMBER 30, 2004
AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 (PREDECESSOR BASIS)

(in thousands) (unaudited)

	Period 01/01/04 to 07/15/04 (Predecessor Basis)	Period 07/16/04 to 09/30/04	Combined(1) Nine Month Period Ended September 30, 2004	Nine Month Period Ended September 30, 2003 (Predecessor Basis)
Cash flows from operating activities:
Net loss	$(6,345)	$(2,606)	$(8,951)	$(8,890)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:			—
Depreciation and amortization	1,626	882	2,508	2,242
Provision for bad debts	54	26	80	(159)
Amortization of refurbishment costs	585	—	585	611
Gain on disposal of capital lease	—	—	—	(28)
Accretion		198	198
Changes in operating working capital	5,004	688	5,692	7,265

Net cash provided by (used in) operating activities	924	(812)	112	1,041

Cash flows used in investing activities:
Increase in other assets	—	—	—	(17)
Purchases of property and equipment	(924)	(68)	(992)	(949)

Net cash (used in) investing activities	(924)	(68)	(992)	(966)

Cash flows from financing activities:
Repayment of existing debt		(113)	(113)	(68)
Additional Borrowings on existing debt	—	2,000	2,000	133

Net cash provided by financing activities	—	1,887	1,887	65

Net increase in cash	—	1,007	1,007	140
Cash and cash equivalents, beginning of period	—	1,705	1,705	—
Cash and cash equivalents, end of period	$—	$2,712	$2,712	$140

Noncash financing and investing activities:
Preferred stock dividend liability to GHI	$139	$—	$139	$192

(1)
The combined column in the statement has been presented for convenience and is not intended to represent a total for the nine month period ended September 30, 2004 under generally accepted accounting principles.

See accompanying notes to condensed consolidated financial statements.

GTA–IB, LLC

FORM 10-Q

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

Notes to Condensed Financial Statements
(unaudited)

1.     Innisbrook Resort Change in Ownership

        We were formed on December 30, 2002 as a wholly owned subsidiary of Golf Trust of America, L.P. (the "Lender" or "Our Parent"). The Lender is an operating partnership of Golf Trust of America, Inc. ("GTA"). The terms "we" and "us" are meant to refer to GTA-IB, LLC. Golf Host Resorts, Inc. ("GHR"), an entity affiliated with Starwood Capital Group LLC, is the former owner of the Westin Innisbrook Golf Resort ("the Resort") and the former borrower under a participating mortgage loan funded by the Lender. This participating mortgage loan was secured by the Resort along with cash and excess land at the Resort. The Resort is a 72-hole destination golf and conference facility located near Tampa, Florida.

        GHR became delinquent in its interest payments under the loan in late 2001 following the terrorist attacks of September 11, 2001. On March 8, 2002, the Lender delivered a legal notice to GHR accelerating the entire amount of GHR's indebtedness to us as a result of GHR's continuing default under the participating mortgage loan. The Lender also notified Westin Hotel Company, the manager of the Resort, that it deemed Westin to be in breach under its subordination agreement with the Lender as a result of Westin's failure to remit payment to us on behalf of GHR. The participating mortgage loan was a non-recourse loan. Accordingly, following an event of default thereunder, we could not bring a legal action directly against GHR to compel payment. Rather, our parent's only recourse was to proceed against the guarantors and/or to foreclose upon GHR and the Resort assets and three condominiums (other than the condominium units which are owned by third parties) and any other property of GHR that had been pledged as collateral to us to secure our parent's loan. Upon the default, our parent began seeking a negotiated foreclosure or settlement with GHR.

        We entered into a Settlement Agreement dated July 15, 2004 (the "Settlement Agreement") with the Lender and GHR, Golf Hosts, Inc., Golf Host Management, Inc., Golf Host Condominium, Inc. and Golf Host Condominium, LLC. The Settlement Agreement settled a number of issues between the parties, including GHR's default under the $79 million loan made by the Lender to GHR in June 1997. As part of the Settlement Agreement, we took ownership of the Resort on July 15, 2004. In connection with the Settlement Agreement, we entered into a management agreement with Westin Management Company South ("Westin") providing for Westin's management of the Resort, and Westin and Troon entered into a facility management agreement providing for Troon's management of the golf facilities at the Resort.

        The Lender had previously entered into an agreement with GHR and the prospective purchaser of a parcel of undeveloped land within the Resort known as Parcel F. This agreement, known as the Parcel F Development Agreement, was executed on March 29, 2004 and held in escrow pending the closing of the transactions contemplated by the Settlement Agreement. The Parcel F Development Agreement provides for the terms and conditions under which Parcel F may be developed, including restrictions on the owner in favor of us to avoid interference with the operations of the Resort.

2.     Basis of Presentation

        Due to the fact that the core business operations of the Resort did not materially change with the change in ownership, the consolidated statements of operations of the predecessor owner for the three and nine month periods ended September 30, 2003 and the six and a half month period ended July 15,

2004 are reflected for comparative purposes only. The predecessor's basis for its assets and liabilities was historical cost less applicable depreciation and amortization.

        The settlement has been accounted for using methods consistent with purchase accounting in accordance with Statement of Financial Accounting Standard ("SFAS") No. 141, Business Combinations. Accordingly, we, with the assistance of our independent financial advisor, have stated the tangible and identified intangible assets of the Resort at their respective fair values. The long-term liabilities of the Resort are stated at their fair value based on a net present value calculation.

        The consolidated balance sheet at September 30, 2004 is materially different from the consolidated balance sheet at December 31, 2003 due to change in basis from historical cost basis to fair value.

Interim Statements

        The accompanying condensed consolidated financial statements for the three and nine months ended September 30, 2004 and 2003 have been prepared in accordance with (i) generally accepted accounting principles ("GAAP") and (ii) the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements have not been audited by independent public accountants, however, they include adjustments (consisting of normal recurring adjustments) which are, in the judgment of management, necessary for a fair presentation of the balance sheet, and statement of loss, financial condition, results of operations and cash flows for such periods. However, these results are not necessarily indicative of results for any other interim period or for the full year. In particular, it is important to note that our business is seasonal.

        Certain information and footnote disclosures normally included in financial statements in accordance with GAAP have been omitted as allowed in quarterly reports by the rules of the Securities and Exchange Commission, or the SEC.

3.     Intangibles and Other Assets

        We recorded at closing on July 15, 2004, an intangible asset aggregating approximately $20,378,000. This intangible represents the contributory value to the business enterprise of the following contractual relationships that existed at July 15, 2004: the trademark and tradename of "Innisbrook;" the rental pool; the guest room bookings; the club memberships; and the water contract that provides irrigation water for the golf courses at no charge up to certain specified levels. The intangible assets are being amortized over the specific term or benefit period of each related contract. Amortization expense for the period July 16, 2004 to September 30, 2004 was $563,000. The intangible assets will be amortized over the expected amortization periods as follows:

Intangible Assets	Estimated Fair Value	Amortization Period
Water Contract	$2,300,000	N/A, renewable in to perpetuity
Rental Pool	10,078,000	89.5 months
Guest Bookings	1,100,000	Less than 24 months
Club Memberships	4,400,000	144 months
Trade Name	2,500,000	N/A, renewable in to perpetuity

	$20,378,000

        The intangible assets of the predecessor owner represented the rental pool refurbishment asset and their Management Agreement with Westin. They recorded amortization over twenty years on a straight-line basis. They reclassed the amortization expense of the rental pool refurbishment agreement to hotel expenses, consequently, this amortization is not reflected in the amortization expense.

        Amortization expense for the period January 1, 2004 to July 15, 2004 was $1,039,000. Amortization expense for the nine months ended September 30, 2003 was $1,258,000.

        The amortization expense for the period July 16, 2004 through September 30, 2004 is significantly higher than the amortization expense recorded in the prior periods by the predecessor because of the varying amortization terms dictated by our specific contracts which are shorter than the 20 year period used by the predecessor and the fact that we do not reclass any of the amortization to other expense categories.

4.     Debt

        Debt consists of the following:

	September 30, 2004	December 31, 2003
Participating mortgage note at varying rates maturing 2027	$39,240,000	$69,975,000
$9,000,000 participating mortgage note credit facility maturing in 2007	—	9,000,000

	$39,240,000	$78,975,000

See Note 1 for additional discussion. The original participating mortgage notes were reduced by an amendment once the collateral (the Resort) was transferred to us. The amendment also provided that the note would be non-interest bearing effective with the transfer in ownership to us. The fair value of the note was deemed to be $39,240,000 and the amendment to the loan agreement reflects that value.

5.     Contingencies

        While we are subject to claims and lawsuits in the normal course of operations, we do not believe that the ultimate resolution of such matters will materially impair operations or have an adverse effect on our financial position and results of operations.

Class Action Lawsuit

        The Resort, which we now own, served as collateral for a $79 million original balance non-recourse loan the Lender made in 1997 to the Resort's predecessor owner, GHR. GHR entered into an arrangement with many of the persons who own condominium units at the Resort whereby the condominiums owned by such persons are placed in a pool and rented as hotel rooms to guests of the Resort. Certain of the condominium owners (as plaintiffs) initiated a legal action against GHR and its corporate parent, Golf Hosts, Inc. (as defendants), regarding various aspects of this arrangement. We are not presently a party to the lawsuit. It is our understanding, however, that the condominium owners/plaintiffs are seeking to resolve the following issues, among others:

  •
  whether every condominium owner who is also a member of the Innisbrook Golf and Country Club has the right to participate in the lessor's rental pool, so long as there is a rental pool, by virtue of defendant's alleged marketing promises to all purchasers of condominiums at the Resort;

  •
  whether the condominium unit owners participating in the master lease agreement were coerced by economic pressure and duress to enter into the master lease agreement, or guaranteed master lease agreement;

  •
  whether the guaranteed master lease agreement is invalid by reason of such alleged coercion and economic duress and, if so, whether the condominium owners who entered into the guaranteed master lease agreement are entitled to be reimbursed for the difference between the amount of income that was distributed to them under the guaranteed master lease agreement and the amount of income that would have been distributed to them had they remained subject to the master lease agreement;

  •
  whether the unit owners who signed the guaranteed master lease agreement have the right to return to the master lease agreement without penalty, and thereby be entitled to be reimbursed for the difference between the income that they received under the guaranteed master lease agreement and the income they would have received under the master lease agreement;

  •
  whether the defendant breached its contract with the unit owners by allowing members of the public upon the golf courses, thereby adversely affecting the "private golf course" concept of the Resort; and

  •
  whether there has been a diminution in the market value of the individual condominium units due to the five factors mentioned above.

        Deposition of class members and others, including depositions of prior executives of GHR have been taken and additional discovery remains to be undertaken. The previously scheduled trial date of February 3, 2003 was postponed by the Court and a new trial date has not yet been set. In July 2003, the judge in the litigation against GHR reversed an earlier ruling and held that the case could not proceed as a class action. The judge also ruled that the plaintiffs could not seek recovery from the individuals that hold stock in GHR and its affiliates (rejecting plaintiffs' attempt to "pierce the corporate veil"). In October 2003, the judge ruled that the claims of the former members of the class who were not named as plaintiffs in the lawsuit were barred by the statute of limitations. These rulings leave approximately 80 individual plaintiffs in the lawsuit representing 50 condominium units. Plaintiffs have appealed each of these rulings to the court of appeals. The court of appeals summarily affirmed the lower court's ruling that the case could not proceed as a class action and has affirmed the lower court's dismissal with prejudice of the veil piercing case. On June 15, 2004, counsel for GHR reargued the motion for summary judgment to summarily dismiss the claims of the remaining 80 individual plaintiffs On July 29, 2004, the court entered an order granting the defendant's motion for summary judgment. The plaintiffs filed an appeal of this ruling on October 26, 2004. No date has been set for the oral argument on the appeal of the summary judgment.

        We are not presently a party to this lawsuit, nor are GTA, the Lender or any of our affiliates. We do not believe the resolution of this matter will have a material adverse effect on the our financial condition or results of operations.

        In connection with the execution of the Settlement Agreement, GHR provided a limited indemnity to defend and hold harmless GTA and its affiliates from and against any and all costs, liabilities, claims, losses, judgments, or damages arising out of or in connection with the lawsuit known as the Class Action Lawsuit, as well as liabilities accruing on or before the closing date relating to employee benefits and liabilities for contracts or agreements not disclosed by GHR to GTA. In return, we delivered a duly executed release.

Master Lease Refurbishment

        Our predecessor, GHR, had recorded a liability and related asset in the approximate amount of $6,961,000, in recognition of the Master Lease Agreement refurbishment reimbursement program. The liability will be settled in accordance with the terms of the agreement. The asset was being amortized on a straight line basis over the period from the time each phase of the refurbishment was placed in service through the completion of payment in 2009. The amortization expense recorded by GHR for the period January 1, 2004 to July 15, 2004 was approximately $585,000 and $611,000 for the nine months ended September 30, 2003.

        On our opening balance sheet at July 16, 2004, we recorded a liability in recognition of the Master Lease Agreement refurbishment program at the net present value (calculated at a discount rate of 15% to be $4,352,000) of the total basis payment liability of $7,273,000. Interest on this liability is accrued at a rate of 5% and paid quarterly in arrears. Basis payments will begin in the first quarter of 2005 and will be paid quarterly through the fourth quarter of 2009. Accretion expense to bring this liability up to full gross value by the time it is due to be paid in full is recorded monthly. The accretion expense for the period July 16, 2004 to September 30, 2004 is $113,000.

        The corresponding benefit from the Master Lease Agreement refurbishment program is deemed to be considered in the valuation of the rental pool intangible asset and is amortized over the term of the current master lease agreement which expires in 2011. See Note 3 for further discussion.

Westin Termination Fee

        The July 15, 2004 management agreement that we executed with Westin provides that we shall pay to Westin, subject to the terms and conditions set-forth in that agreement, a termination fee of $5,900,000. This amount is to be reduced by $365 per day for each day elapsed from the effective date until the termination date; provided, however, that the termination fee shall not be reduced below $5,500,000. The net present value of $5,500,000 which is approximately $4,631,000 using a discount factor of 7% was recorded at July 16, 2004. Accretion expense for the period from July 16, 2004 through September 30, 2004 is $75,000. A copy of the management agreement with Westin is included as Exhibit 10.4 to the Current Report on Form 8-K that we filed on November 16, 2004.

Troon Supplemental Fee

        The facility management agreement that we executed with Troon effective July 15, 2004. That agreement provides that we shall pay to Troon, subject to the terms and conditions set-forth in that agreement, a supplemental fee of $800,000. The net present value of $800,000 which is approximately $682,000 using a discount factor of 7% was recorded at July 16, 2004. Accretion expense for the period from July 16, 2004 through September 30, 2004 is $10,000. A copy of the facility management agreement with Troon is filed as Exhibit 10.6 to the Current Report on Form 8-K that we filed on November 16, 2004.

RENTAL POOL LEASE OPERATION

        The following unaudited financial statements of the Innisbrook Rental Pool Lease Operation (the "Rental Pool") are for the quarters ended September 30, 2004 and 2003.

        The operation of the Rental Pool is tied closely to our operations. The Rental Pool Master Lease Agreements provide for distribution of a percentage of our room revenues to participating condominium owners ("Participants").

        We are filing this report as the "successor issuer" to GHR pursuant to Rule 15d-5 promulgated under the Exchange Act, as described in the Form 8-K filed by us on November 12, 2004.

        We are a wholly-owned subsidiary of Golf Trust of America, L.P. and there is no established market for our membership interests.

        The condominium units allowing rental pool participation are deemed to be securities because of the rental pool feature described above. However, there is no market for such securities other than the normal real estate market.

        Since the security is real estate, no dividends have been paid or will be paid. However, the rental pool participants are entitled to a contractual distribution paid quarterly, as defined in the lease agreements, for our right to use the participants' condominium units in the rental pool.

        The Rental Pool consists of condominiums at the Resort, which are provided as resort accommodations by their owners. The Participants have entered into Annual Rental Pool Lease Agreements ("ALAs") and either a Master Lease Agreement ("MLA") or, a Guaranteed Distribution Master Lease Agreement ("GMLA") effective January 1, 1998 an amended and restated MLA effective January 1, 2000, which define the terms and conditions related to each ALA with GHR, the lessee of the Rental Pool. The ALAs expire at the end of each calendar year, and the MLA and GMLA remain in effect through December 31, 2001 and December 31, 2011, respectively.

        Effective January 1, 2002, GHR and the participants replaced the MLA, which expired on December 31, 2001, with a new Master Lease Agreement ("NMLA"). The NMLA provides for Adjusted Gross Revenues, as defined, to be divided 40% to the Participants and 60% to GHR. In addition, GHR has agreed, as part of the NMLA, to reimburse Participants in the NMLA for up to 50% of the actual unit refurbishment costs, plus interest at 5% of the 50% of the refurbishment costs, beginning in 2002, so long as the minimum participation threshold of 575 units are maintained and so long as the individual condominium unit owner has not removed the unit from the rental pool. The MLA, GMLA, NMLA and ALAs are referred to collectively as the "Agreements."

        The Rental Pool consists of two funds: the Distribution Fund and the Maintenance Escrow Fund. The Distribution Fund balance sheets primarily reflect amounts receivable from GHR for the Rental Pool distribution payable to Participants and amounts due to the Maintenance Escrow Fund. The operations of the Distribution Fund reflect Participants' earnings in the Rental Pool. The Maintenance Escrow Fund reflects the accounting for certain escrowed assets of the Participants and, therefore, has no operations. It consists primarily of amounts escrowed by Participants or due from the Distribution Fund to meet escrow requirements, fund the carpet care reserve and maintain the interior of the unit.

        GHR had historically experienced recurring net losses and working capital deficiencies, which from time to time created substantial doubt about GHR's ability to continue as a going concern. We have assumed GHR's obligations under the Agreements in connection with the Settlement Agreement. As a result, we expect to experience some of the same operational challenges of GHR during the Resort's recovery from the recently experienced economic downturn in the lodging industry. The continuation and success of the Rental Pool is contingent upon the continuation of operations of the Resort. In turn, the success of the Resort operations is contingent upon the continued participation of Participants in the Rental Pool. Items related to the continuation of the Resort as a going concern include such issues as: the sale of condominium units which do not participate in the Rental Pool or through a sale are removed from the Rental Pool, owners of units opting to live in their units, owners renting their units outside of the Rental Pool, and general economic conditions related to the destination resort industry.

INNSBROOK RENTAL POOL LEASE OPERATION

BALANCE SHEETS AS OF
SEPTEMBER 30, 2004 AND DECEMBER 31, 2003

(In thousands except per share amounts)

	September 30, 2004	December 31, 2003
	(unaudited)
Assets
Receivable for distribution	$625	$1,040
Interest receivable from Maintenance Escrow Fund	5	6

Total Assets	$630	$1,046

Liabilities
Due to participants for distribution	$426	$788
Due to Maintenance Escrow Fund	204	258

Total Liabilities	$630	$1,046

Maintenance Escrow Fund Assets
Cash and cash equivalents	$1,727	$246
Short-term investments	—	$1,330
Receivable from Distribution Fund	204	259
Interest receivable	4	16

Total Maintenance Escrow Fund Assets	$1,935	$1,851

Liabilities and Participants' Fund Balance
Accounts payable	$2	$44
Construction retainage	5	5
Interest payable to Distribution Fund	5	6
Carpet care reserve	29	4
Participants' fund balances—escrow A	1,894	1,792

Total Liabilities and Participant' Fund Balance	$1,935	$1,851

These statements were prepared from the books and records of the Rental Pool without audit and, in the opinion of the management, include all adjustments which are necessary for a fair presentation.

INNISBROOK RENTAL POOL LEASE OPERATION

STATEMENTS OF CHANGES IN PARTICIPANTS' FUND BALANCES

FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND 2003

(unaudited)

DISTRIBUTION FUND

	Three month period ended September 30, 2004	Three month period ended September 30, 2003	Nine month period ended September 30, 2004	Nine month period ended September 30, 2003
BALANCE, beginning of period	$—	$—	$—	$—
ADDITIONS:
Amounts available for distribution	624,942	680,446	2,938,565	2,891,324
Interest received or receivable from Maintenance Escrow Fund	5,081	8,314	14,736	33,354
REDUCTIONS:
Amounts withheld for Maintenance Escrow Fund	(203,622)	(218,441)	(724,447)	(733,409)
Amounts held in reserve for estimated life-safety reimbursement	—	—	—	—
Amounts accrued or paid to participants	(426,401)	(470,319)	(2,228,854)	(2,191,269)

BALANCE, end of period	$—	$—	$—	$—

These statements were prepared from the books and records of the Rental Pool without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.

MAINTENANCE ESCROW FUND

	Three month period ended September 30, 2004	Three month period ended September 30, 2003	Nine month period ended September 30, 2004	Nine month period ended September 30, 2003
	Escrow A	Escrow A	Escrow A	Escrow A
BALANCE, beginning of period	$1,838,466	$1,634,853	$1,748,589	$1,611,516
ADDITIONS:
Amounts withheld from occupancy fees	203,622	218,441	724,447	733,409
Interest earned	5,081	8,314	14,736	33,354
Other Costs reimbursement Phase I			—	—
Charges to participants to establish or restore escrow balances	102,596	33,762	226,199	197,618
REDUCTIONS:
Maintenance charges	(204,816)	(232,585)	(677,515)	(671,400)
Refurbishment Phase II
Carpet care reserve deposit	(13,574)	(14,562)	(48,294)	(43,138)
Interest accrued or paid to Distribution Fund	(5,081)	(8,314)	(14,736)	(33,354)
Refunds to participants as prescribed by the master lease Agreements	(83,753)	(37,974)	(130,885)	(226,070)

BALANCE, end of period	$1,842,541	$1,601,935	$1,842,541	$1,601,935

These statements were prepared from the books and records of the Rental Pool without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.

MAINTENANCE ESCROW FUND

	Three month period ended September 30, 2004	Three month period ended September 30, 2003	Nine month period ended September 30, 2004	Nine month period ended September 30, 2003
	Escrow B	Escrow B	Escrow B	Escrow B
BALANCE, beginning of period	$38,500	$1,445,134	$43,000	$1,832,764
ADDITIONS:
Amounts withheld from occupancy fees	—	—	—	—
Interest earned	—	—	—	—
Other Costs reimbursement Phase I	—	—	—	—
Charges to participants to establish or restore escrow balances	12,678	1,270	12,678	1,625,665
REDUCTIONS:
Maintenance charges	—	—	—	—
Refurbishment Phase II	—	(1,000,928)	—	(3,012,953)
Carpet care reserve deposit	—	—	—	—
Interest accrued or paid to Distribution Fund	—	—	—	—
Refunds to participants as prescribed by the master lease agreements	—	—	(4,500)	—

BALANCE, end of period	$51,178	$445,476	$51,178	$445,476

These statements were prepared from the books and records of the Rental Pool without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.

WESTIN INNISBROOK RENTAL POOL LEASE OPERATION

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND 2003

(unaudited)

DISTRIBUTION FUND

	2004 MLA	2003 Combined	2004 MLA	2003 Combined
GROSS REVENUES	$1,749,609	$1,965,259	$8,074,770	$8,463,294

DEDUCTIONS:
Agents' commissions	61,868	56,349	333,465	316,817
Credit card fees	40,329	45,388	192,183	199,308
Audit fees	6,250	5,387	18,750	16,161
Uncollectible room rents	—	—	2,459	2,119
Linen replacements	34,869	28,655	109,548	102,852
Rental pool complimentary fees	637	824	3,271	2,453

	143,953	136,603	659,676	639,710

ADJUSTED GROSS REVENUES	1,605,656	1,828,656	7,415,094	7,823,584
AMOUNT RETAINED BY LESSEE	(963,394)	(1,096,909)	(4,449,056)	(4,692,888)

GROSS INCOME DISTRIBUTION	642,262	731,747	2,966,038	3,130,696
ADJUSTMENTS TO GROSS INCOME DISTRIBUTION:
General pooled expense	(1,329)	(266)	(4,569)	(1,199)
Corporate complimentary occupancy fees	7,343	6,526	16,683	14,328
Interest (Paragraph 3.1 (3))	(3,183)	(3,183)	(9,549)	(9,549)
Gtd MLA guaranteed payment	—	—	—	1,592
Occupancy fees	(226,245)	(242,777)	(801,796)	(814,308)
Advisory Committee expenses	(45,261)	(47,068)	(139,764)	(148,605)
Life-safety settlement	—	(22,135)	—	(156,962)

NET INCOME DISTRIBUTION	373,587	422,844	2,027,043	2,015,993
ADJUSTMENTS TO NET INCOME DISTRIBUTION:
Occupancy fees	226,245	242,777	801,796	814,308
Hospitality suite fees	22	370	4,229	4,234
Westin Associate room fees	25,088	14,455	105,497	53,899
Life-safety interest	—	—	—	2,890

AVAILABLE FOR DISTRIBUTION TO PARTICIPANTS	$624,942	$680,446	$2,938,565	$2,891,324

(Unaudited)
Average daily distribution	$11.22	$12.17	$18.11	$17.93
Average room rate	$98.38	$102.89	$127.03	$131.34
Occupied room nights	17,784	19,101	63,567	64,440
Available room nights	55,694	55,927	162,259	161,213
Occupancy percentage	31.9%	34.2%	39.2%	40.0%
Average number of available units	605	608	592	591

These statements were prepared from the books and records of the Rental Pool without audit and, in the opinion of management, include all adjustments which are necessary for a fair presentation.

GTA–IB, LLC

MANAGEMENT'S DISCUSSION AND ANALYSIS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        We were formed on December 30, 2002 as a wholly owned subsidiary of Golf Trust of America, L.P. (the "Lender" or "our parent"). The Lender is an operating partnership of Golf Trust of America, Inc. ("GTA"). Golf Host Resorts, Inc. ("GHR"), an entity affiliated with Starwood Capital Group LLC, is the former owner of the Westin Innisbrook Golf Resort ("the Resort") and the former borrower under a participating mortgage loan funded by the Lender. This participating mortgage loan was secured by the Resort along with cash and excess land at the Resort. The Resort is a 72-hole destination golf and conference facility located near Tampa, Florida.

        GHR became delinquent in its interest payments in late 2001 following the terrorist attacks of September 11, 2001. On March 8, 2002, the Lender delivered a legal notice to GHR accelerating the entire amount of GHR's indebtedness to us as a result of GHR's continuing default under the participating mortgage loan. The Lender also notified Westin Management Company South ("Westin"), the manager of the Resort, that it deemed Westin to be in breach under its subordination agreement with the Lender as a result of Westin's failure to remit payment to us on behalf of GHR. The participating mortgage loan was a non-recourse loan. Accordingly, following an event of default thereunder, our parent could not bring a legal action directly against GHR to compel payment. Rather, our only recourse was to proceed against the guarantors and/or to foreclose upon GHR and the Resort assets and three condominium (other than the condominium units which are owned by third parties) and any other property of GHR that had been pledged as collateral to secure our parent's loan.

        We entered into a Settlement Agreement dated July 15, 2004 (the "Settlement Agreement") with our affiliate the Lender and GHR, Golf Hosts, Inc., Golf Host Management, Inc., Golf Host Condominium, Inc. and Golf Host Condominium, LLC. The Settlement Agreement settled a number of issues between the parties, including GHR's default under the $79 million loan made by the Lender to GHR in June 1997. As part of the Settlement Agreement, we took ownership of the Resort. Also in connection with the Settlement Agreement, we entered into a management agreement with Westin providing for Westin's management of the Resort, and Westin and Troon entered into a facility management agreement providing for Troon's management of the golf facilities at the Resort.

        The Lender had previously entered into an agreement with GHR and the prospective purchaser of a parcel of undeveloped land within the Resort known as Parcel F. This agreement, known as the Parcel F Development Agreement, was executed on March 29, 2004 and held in escrow pending the closing of the transactions contemplated by the Settlement Agreement. The Parcel F Development Agreement provides for the terms and conditions under which Parcel F may be developed, including restrictions on the owner in favor of us to avoid interference with the operations of the Resort.

Results of Operations

        The financial results of the predecessor owner are included for the periods prior to July 16, 2004 below for comparative purposes.

Three month period ended September 30, 2004

        Because the Resort is a destination golf resort situated in an aesthetically appealing outdoor setting, it appeals to a different market than that of a stand-alone hotel in a downtown metropolitan area. The Resort is designed to provide recreation, food and beverage on-site for the business meeting or group traveler, as well as guests who bring their whole family. This profile makes the Resort's performance somewhat sensitive to weather conditions. In particular, the hurricane conditions experienced in Florida in August and September of 2004 proved to be a challenge for the Resort. While room nights originally lost from cancellations due to the weather were predominantly replaced by room nights offered at a special reduced rate to those seeking accommodations safer than those in surrounding areas, the golf revenue was lost during the storms. In addition, now recurring expenses were incurred for clean-up and repair related to the hurricanes.

        During the third quarter of 2004, occupied room nights at the Resort were down by 1,317 rooms, or 6.9%, when compared to the occupied room nights for the third quarter of 2003. The decrease in occupied room nights was primarily due to the decrease in group room nights of 5,749, or 40%, for the three-month period ended September 30, 2004. The decrease in group room nights was offset by an increase of 4,432, or 98%, in transient room nights for the three month period ended September 30, 2004 compared to the same period in the prior year. The transient segment is typically defined by room nights booked that are not correlated to a related meeting or convention such as golf package rooms and internet bookings, among others. The booking window for transient business can be as narrow as 24 hours or less from the date of stay. Groups typically book no less than 120 days in advance and the larger groups book 16 to 18 months in advance. Therefore, we expect that the lack of group room nights may be correlated to the negative publicity related to GHR and its mortgage default and the hesitancy of groups to book at the Resort in the uncertain environment that was present at the Resort from the November 2001 mortgage default, until the resolution of the matter on July 15, 2004. Compounding the perception issues, the Resort has historically been eliminated from consideration by some groups due to the lack of high speed internet access. We recently installed high speed internet access in all of the rooms, providing an additional marketing element for the Resort. Generally, the depressed economic conditions of the past two years have influenced corporate meeting planners to reduce the travel and recreation costs in their budgets, making the Resort less competitive for business groups than a location in a city which offers direct flights without the opportunity for group recreation. However, with the economic recovery, more than 60% of corporate travel managers have increased travel budgets, and domestic and international business and leisure travel are on the rise. Current booking patterns for 2005 are suggesting that this group business may be returning as booked group room nights for the first six months of 2005 are 57% higher, or approximately 8,000 more room nights, than they were at the same time last year (for the first six months of 2004).

        The effect of the decrease in the occupied room nights and, specifically, group room nights with their significantly higher food and beverage spend, is reflected in the decrease in total revenue for the Resort for the three months ended September 30, 2004 and 2003. The most significant decrease in revenues at the Resort was in the food and beverage department. Even though the transient room night increase was substantial, transient guests have a lower food and beverage spend per room night, contributing to the decrease in food and beverage revenue. This decrease in food and beverage revenue is primarily due to a decrease of $377,000 in banquet and catering revenue (which equates to a 38% decrease for this department). This decrease correlates to the decrease in the group business. The remaining decrease in food and beverage revenue was due to decreases across the other food and beverage outlets (three restaurants, room service, pool service and honor bar). Golf revenue decreased $111,000, or 7%, for the three months ended September 30, 2004 compared to the three months ended September 30, 2003. The primary reason for this decrease was the loss of approximately 3,148 golf rounds ($147,000 in greens fee revenue) due to the hurricanes affecting Florida in late August and September. Golf rounds and revenues were expected to be higher than the same period in the prior year based on tee time bookings that were then cancelled due to the weather. The number of rounds played in the three months ended September 30, 2004 was 17,007, compared to 18,785 in the same period of 2003. Golf revenue does not necessarily fluctuate with occupied room nights due to golf revenue from member dues and fees and day golf groups. Other revenue increased approximately $159,000 primarily due to cancellation fees received associated with several large group cancellations. The cancellations were due in part to the corporate merger of one of the clients which resulted in the overall cancellation of their meeting and the other cancellation related to the weather conditions at that time.

        In the departments where it is possible, expenses are managed to correlate with room night and golf round demand, including the day-to-day maintenance costs of the four 18-hole golf courses. Operating expenses, before depreciation and amortization, increased for the comparative three month period ended September 30, 2004 but only marginally. Expenses did not decrease proportionately to revenue because the Resort must be adequately staffed and maintained consistently. The fixed expense component of operating a Resort of this size is, therefore, difficult to reduce proportionate to occupied room nights; however, we are exploring cost reduction opportunities.

        Depreciation and amortization expense for the three months ended September 30, 2004 and 2003 was approximately $1,014,000 and $1,358,000, respectively. The decrease in the expense is related to the change in the basis of the property, plant and equipment and the intangible assets that occurred when we took title to the Resort.

        Interest expense, net of interest income, which approximated $715,000 and $2,276,000 for the three months ended September 30, 2004 and 2003, respectively, reflects the accrual of the predecessor owner's mortgage interest obligations to our parent. This interest obligation was cured in the Settlement Agreement. The participating mortgage loan that was assumed by us from GHR was amended to adjust the outstanding balance to $39,240,000. That note is now non-interest bearing.

        The net operating loss for the three months ended September 30, 2004 was approximately $3,880,000, compared to a net operating loss for the three months ended September 30, 2003 of approximately $5,115,000. For the three months ended September 30, 2003, a dividend of approximately $64,000 was accrued. However, we did not assume this obligation.

        Capital expenditure reserves in the amount of approximately $313,000 were set-aside during the quarter ended September 30, 2004. During the quarter approximately $412,000 of the capital reserve funds were spent with $155,000 being used to fund lease payments on existing equipment consisting of bellman vehicles, golf cart leases, golf course equipment leases, telephone equipment leases and cable leases. In addition, approximately $116,000 was used to make an initial down payment and lease payments on new golf course equipment.    Deferred maintenance items of pantry equipment, vacuum cleaners, conference center partition walls, signage, network hardware and roof repairs in the aggregate amounted to approximately $141,000.

Nine months ended September 30, 2004

        For the nine months ended September 30, 2004, occupied room nights at the Resort were down 1%, or 873, and the average room rate was also down 3%, or $4.31, when compared to the occupied room nights and average rate for the nine months ended September 30, 2003. The decrease in occupied room nights was primarily due to the decrease in group room nights of 10,667, or 22%, for the nine months ended September 30, 2004. The decrease in group room nights was offset by an increase of 9,794, or 59%, in transient room nights for the nine months ended September 30, 2004 compared to the same period in the prior year.

        The effect of the decrease in the occupied room nights and, specifically, group room nights with their significantly higher food and beverage spend, is reflected in the decrease in total revenue for the Resort for the nine months ended September 30, 2004.

        The most significant decrease in revenues at the Resort was in the food and beverage department. Even though the transient room night increase was substantial, transient guests do not have as high a food and beverage spend per room night, contributing to the decrease in food and beverage revenue of approximately $1,027,000, or 13%. This decrease in food and beverage revenue is primarily due to a decrease of $1,354,000 in banquet and catering revenue (which equates to a 27% decrease for this department). This decrease correlates to the decrease in the group business. This decrease was offset by increases in the revenue from the restaurant outlets. Golf revenue was basically flat for the period, with an increase of 2% for the nine months ended September 30, 2004 compared to the same period in the prior year. Golf revenue, while it did not decrease period over the period, was negatively impacted by the hurricanes that affected Florida during August and September of 2004. The number of rounds played in the nine months ended September 30, 2004 was 82,199, compared to 76,590 in the same period of 2003. The golf revenue did not increase proportionately with the increase in the number of golf rounds due to the decrease in the rate per round of approximately $3.45 per round. Golf revenue does not necessarily fluctuate with occupied room nights due to golf revenue from member dues and fees. Other revenue increased approximately $630,000 primarily due to cancellation fees received in connection with several large group cancellations. The cancellations were due in part to the corporate merger of one of the clients which resulted in the overall cancellation of their meeting and other cancellations related to the weather conditions at that time.

        Operating expenses, before depreciation and amortization, increased for the comparative nine month period ended September 30, 2004 by approximately $1,240,000, or 5%. The increase was predominantly in general and administrative expenses and was primarily due to increases in several areas which include health insurance premiums, non-recurring relocation expenses for Westin management personnel hired by the Resort from other Westin properties, the legal expenses associated with the successful litigation of the property tax appeal, audit fees related to taking title to the Resort, bad debt credits that occurred in this period in 2003 but did not reoccur in this period, and sales and marketing expenses for new collateral materials.

        Depreciation and amortization expense for the nine months ended September 30, 2004 and 2003 was approximately $2,508,000 and $2,853,000, respectively. The decrease in the expense is related to the change in the basis of the property, plant and equipment and the intangible assets that occurred when we took title to the Resort.

        Interest expense, net of interest income, which approximated $5,451,000 and $6,844,000 for the nine months ended September 30, 2004 and 2003, respectively, primarily reflects the accrual of the predecessor owner's mortgage interest obligations to our parent. This interest obligation was cured in the Settlement Agreement. The participating mortgage loan that we assumed from the predecessor owner was amended to adjust the outstanding balance to $39,240,000, and the note is now non-interest bearing.

        Capital expenditure reserves in the amount of approximately $1,559,000 were set-aside during the nine months ended September 30, 2004. During this period approximately $1,350,000 was disbursed for capital acquisition purposes. $638,000 was used to fund the acquisition and initial lease payments on the new telephone switch, approximately $393,000 was disbursed to fund golf cart leases, golf course equipment leases and other property leases and approximately $319,000 was expended for deferred maintenance capital items.

        The preceding information may contain forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. Such statements may be identified by the inclusion of terms such as "believe," "expect," "hope" or "may." Although we believe that such forward-looking statements are based upon sound and reasonable assumptions, given the circumstances in which the statements are made, the actual results could differ significantly from those described in the forward-looking statements.

        Certain factors that might cause such a difference include, among others, the following: changes in general economic conditions that may influence group conferences and guests' vacations plans; changes in travel patterns; changes in consumer tastes in destinations or accommodations for group conferences and vacations; changes in rental pool participation by the current condominium owners; the class action lawsuit involving the rental pool agreements; our ability to continue to operate the Resort under our management contracts; and the resale of condominiums to owners who elect neither to participate in the rental pool nor to become Club members. Given these uncertainties, readers are cautioned not to put undue reliance on such statements.

Liquidity and Capital Resources

        The Resort's working capital position is a deficit of approximately $3,567,000 as of September 30, 2004. The Resort continues to experience seasonal fluctuations in its net working capital position. During the third quarter and after taking possession of GHR's operational assets, GTA loaned us $2,000,000 to support working capital needs. The loan by GTA has been fully expended to support operational expenses. Generally, our only source of cash is the profitable operations of the Resort. It does not appear that the operational cash flow capacity of the Resort will permit the Resort to reestablish its self-sufficiency in the near term and the Resorts credit capacity is severely limited. It may become necessary to seek further cash infusion from GTA or to seek some other form of re-capitalization to insure our ongoing viability.

RISK FACTORS

Risk Factors Relating to Our Parent

        We are a wholly owned subsidiary of GTA, which is a reporting company under the Exchange Act. Due to our relationship with GTA, we believe that its Risk Factors are relevant to our member and to the participants in the rental pool given GTA ultimately controls us and the funding that we, and the rental pool units, receive. You should note that certain of the information contained in GTA's Risk Factors relating to liquidating distributions are not relevant to you unless you are a holder of its common stock; however, such risk factors are informative in that they may indicate certain factors or events that may impact GTA and reduce the funding that GTA provides to the Resort. These Risk Factors are provided in Exhibit 99 to this report.

  Class Action litigation involving GHR could adversely affect the Resort, diminishing the value of the rental pool units.

        Approximately fifty condominium owners initiated legal action against GHR and its corporate parent, Golf Hosts, Inc., regarding various aspects of the prior rental pool arrangement (see Part II, Item 1 "Legal Proceedings" for further discussion). At the present time, we are not a party to the lawsuit, nor are our affiliates. It is our understanding that the condominium owners/plaintiffs allege breaches of contract, including breaches in connection with the prior rental pool arrangement. We also understand that the plaintiffs are seeking unspecified damages and declaratory judgment because they believe they are entitled to participate in the rental pool. The plaintiffs also believe that golf course access should be limited to persons who are either members, their accompanied guests, or guests of the Resort.

        While we are not a party to the class action lawsuit at the present time, we believe that the litigation between GHR and approximately fifty of the condominium owners at the Resort continues to create uncertainty about the future of the Resort and may likely harm its future performance. In that event, the returns to the condominium units who are parties to the rental pool agreements could be harmed.

  In the event that the Resort does not provide sufficient cash flow to us, we may be forced to reduce capital expenditures and improvements at the Resort, diminishing the value of the rental pool units.

        As the owner of the Resort, we will be responsible for any negative cash flow associated with the ownership and operation of the Resort. As a result of the assumption of these liabilities and our responsibility for any negative cash flow, we may be exposed to liabilities and expenditures exceeding our expectations or ability to pay. In the event cash flow is insufficient to fund planned improvements, the ability of the participants to rent their units may decline. A decline in the rental rates that can be charged for the units or related vacancies resulting from our inability to make necessary capital expenditures may cause the value of the rental pool units to decline.

  The Resort's performance may not provide adequate resources to fund the refurbishment reimbursement to the rental pool participants.

        Pursuant to GHR's arrangement with many of the parties who own condominium units at the Resort, the condominiums owned by these participating parties are placed in a securitized pool and rented as hotel rooms to guests of the Resort. This group of condominiums is known as the "rental pool". In addition to the current rental pool agreement dated January 1, 2002, which was assigned to us, GHR agreed to reimburse 50% of the refurbishment costs plus accrued interest (at 5% per annum) thereon invested in the condominium units by the condominium owners. This amount will be amortized and reimbursed to participating condominium owners (or transferees of their condominium unit) over the five-year period beginning in 2005. The reimbursement is contingent on the units remaining in the rental pool from the time of their refurbishment through the entire reimbursement period of 2005 to 2009. If the unit does not remain in the pool during the reimbursement period, the owner or successor owner forfeits any unpaid installments at the time the unit is removed from the pool.

        Accordingly, maintaining condominium owner participation in the rental pool is critical to the continued economic success of the Resort. We assumed GHR's responsibilities regarding the administration of the condominium unit rental pool when we took ownership of the Resort pursuant to the Settlement Agreement. That agreement provided for our assumption of certain existing or modified financial obligations of the former borrower, including the former borrower's obligation for refurbishment expenses paid by the condominium owners.

        In the event that our ultimate liabilities and expenditures prove greater than expected, we may not have sufficient cash available for the payment of the refurbishment expenses relating to the rental pool units.

  The number of rental pool units may decline if current owners find alternative uses of the units more attractive than participating in the rental pool, reducing the number of available rental pool units and diminishing the value of the rental pool units.

        Participants in the rental pool units may decide that alternative uses of their condominium units are more attractive than participating in that pool. In particular, condominium owners may determine it is more financially rewarding to rent their units to longer term tenants, or to live in their respective units rather than pay to live elsewhere and allow their units to participate in the rental pool. Any such reduction in the number of participants in the rental pool may result in increased costs and reduced revenues for the remaining rental pool participants. In particular, a decrease in the number of participants in the rental pool will result in higher per capita costs relating to fixed costs that are incurred in connection with the administration of the pool. In the event that the number of units in the rental pool declines below 575, our obligation to reimburse refurbishment expenses for the units may terminate.

  Unusual weather patterns experienced in Florida during 2004 could cause depressed bookings for the Resort, resulting in depressed bookings and reduced proceeds to the rental pool participants.

        We expect that the number of hotel rooms to be booked at the Resort in 2005 may decline as a result of a series of hurricanes that affected Florida during 2004. In particular, it is possible that groups will choose alternate destinations for travel during the hurricane season, resulting in lower bookings and reduced revenues for the rental pool participants.

GTA–IB, LLC

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        We do not have significant market risk with respect to foreign currency exchanges or other market rates. Our debt to our parent is non-interest bearing and, accordingly, fluctuations in interest rates are not expected to affect financial results.

Item 4. Controls and Procedures

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management assesses the costs and benefits of such controls and procedures based upon the prevailing facts and circumstances, including management's reasonable judgment of such facts. As we neither controlled nor managed the Resort prior to July 15, 2004, our disclosure controls and procedures with respect to such persons and entities were necessarily more limited than those we maintain with respect to our own corporate operations. On July 15, 2004, we took title to the Resort; however, despite the fact that our amended management agreement with Westin provides us with heightened control and access to information, we do not directly assemble the financial information for the Resort (although we have taken steps that we deem to be reasonable under the circumstances to seek to verify such financial information) and consequently, our disclosure controls and procedures with respect to the Resort, while strengthened, remain necessarily more limited than those we maintain with respect to our own corporate operations. Since July 15, 2004, we have focused upon integrating operations at the Resort into our disclosure controls and procedures and internal control procedures. In particular, those controls and procedures have been updated to account for the challenges presented by the increased size and scope of our operations now that we own the Resort.

        The integration of a new business of significant size and scope of operations increases the risk that conditions may have been introduced that we did not anticipate in our design of our systems of control. Any pre-existing deficiencies in the predecessor owner's financial systems, processes and related internal controls increase the risk that the historical unaudited financial statements of the Resort's operations and cash flows which the predecessor owner has provided to us may not be accurate. We have out of necessity placed a certain amount of reliance on the historical financial information and reports of the Resort's predecessor owner for the periods prior to July 16, 2004 and continue to rely on the information provided by Westin as manager of the Resort. The integration process and the valuation procedures carried out by us in connection with taking title to the Resort prevented the Company from filing the pro-forma and related financial information related to the Resort within the timeframes specified under SEC rules. We are implementing various initiatives intended to materially improve our internal controls and procedures and disclosure controls and procedures, especially to address the systems and personnel issues raised in the course of taking title to the Resort.

        As of September 30, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Subject to the limitations mentioned above, our Chief Executive Officer and our Chief Financial Officer concluded that as of September 30, 2004 our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our Exchange Act reports. Except as described above, there have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out our evaluation.

        Except as described above, there has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Class Action Lawsuit

        The Resort, which we now own, served as collateral for a $79 million original balance non-recourse loan our parent made in 1997 to GHR. GHR entered into an arrangement with many of the parties who own condominium units at the Resort whereby the condominiums owned by these persons are placed in a pool and rented as hotel rooms to guests of the Resort. Certain of the condominium owners (as plaintiffs) initiated a legal action against GHR, and its corporate parent, Golf Hosts, Inc. (as defendants), regarding various aspects of this arrangement. We are not presently a party to the lawsuit. It is our understanding, however, that the condominium owners/plaintiffs are seeking to resolve the following issues, among others:

  •
  whether every condominium owner who is also a member of the Innisbrook Golf and Country Club has the right to participate in the lessor's rental pool, so long as there is a rental pool, by virtue of defendant's alleged marketing promises to all purchasers of condominiums at the Resort;

  •
  whether the condominium unit owners participating in the master lease agreement were coerced by economic pressure and duress to enter into the master lease agreement, or guaranteed master lease agreement;

  •
  whether the guaranteed master lease agreement is invalid by reason of such alleged coercion and economic duress and, if so, whether the condominium owners who entered into the guaranteed master lease agreement are entitled to be reimbursed for the difference between the amount of income that was distributed to them under the guaranteed master lease agreement and the amount of income that would have been distributed to them had they remained subject to the master lease agreement;

  •
  whether the unit owners who signed the guaranteed master lease agreement have the right to return to the master lease agreement without penalty, and thereby be entitled to be reimbursed for the difference between the income that they received under the guaranteed master lease agreement and the income they would have received under the master lease agreement;

  •
  whether the defendant breached its contract with the unit owners by allowing members of the public upon the golf courses, thereby adversely affecting the "private golf course" concept of the Resort; and

  •
  whether there has been a diminution in the market value of the individual condominium units due to the five factors mentioned above.

        Deposition of class members and others, including depositions of prior executives of GHR have been taken and additional discovery remains to be undertaken. The previously scheduled trial date of February 3, 2003 was postponed by the Court and a new trial date has not yet been set. In July 2003, the judge in the litigation against GHR reversed an earlier ruling and held that the case could not proceed as a class action. The judge also ruled that the plaintiffs could not seek recovery from the individuals that hold stock in GHR and its affiliates (rejecting plaintiffs' attempt to "pierce the corporate veil"). In October 2003, the judge ruled that the claims of the former members of the class who were not named as plaintiffs in the lawsuit were barred by the statute of limitations. These rulings leave approximately 80 individual plaintiffs in the lawsuit representing 50 condominium units. Plaintiffs have appealed each of these rulings to the court of appeals. The court of appeals summarily affirmed the lower court's ruling that the case could not proceed as a class action and has affirmed the lower court's dismissal with prejudice of the veil piercing case. On June 15, 2004, counsel for GHR reargued the motion for summary judgment to summarily dismiss the claims of the remaining 80 individual plaintiffs On July 29, 2004, the court entered an order granting the defendant's motion for summary judgment. The plaintiffs filed an appeal of this ruling on October 26, 2004. No date has been set for the oral argument on the appeal of the summary judgment.

        We are not presently a party to this lawsuit, nor are GTA, the lender or our other affiliates.

        In connection with the execution of the Settlement Agreement between us and our former borrower, the former borrower provided a limited indemnity to defend and hold harmless GTA (and its affiliates such as us) from and against any and all costs, liabilities, claims, losses, judgments, or damages arising out of or in connection with the lawsuit known as the Class Action Lawsuit, as well as liabilities accruing on or before the closing date relating to employee benefits and liabilities for contracts or agreements not disclosed by GHR to GTA. In return, we delivered a duly executed release.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        Not applicable.

Item 3. Defaults Upon Senior Securities

        Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

        Not applicable.

Item 5. Other Information

        Not applicable.

Item 6. Exhibits

Exhibit No.	Description
3.1	Articles of Organization of GTA-IB, LLC
3.2	Amended and Restated Operating Agreement of GTA-IB, LLC
10.1
Settlement Agreement dated July 15, 2004 by and among Golf Trust of America, L.P., GTA-IB, LLC, Golf Host Resorts, Inc., Golf Hosts, Inc., Golf Host Management, Inc., Golf Host Condominium, Inc. and Golf Host Condominium, LLC(1)
10.2	Defense and Escrow Agreement dated July 15, 2004 by and among Golf Host Resorts, Inc., GTA-IB, LLC, Golf Trust of America, L.P., Golf Trust of America, Inc. and Chicago Title Insurance Company(1)
10.3	Operational Benefits Agreement dated July 15, 2004 by and among Golf Host Resorts, Inc., Golf Hosts, Inc., GTA-IB, LLC, and Golf Trust of America, L.P.(1)
10.4	Management Agreement dated July 15, 2004 by and between Westin Management Company South and GTA-IB, LLC(1)
10.5	Assignment, Consent, Subordination and Nondisturbance Agreement dated July 15, 2004 by and among GTA-IB, LLC, Golf Trust of America, L.P. and Westin Management Company South(1)
10.6	Facility Management Agreement dated July 15, 2004 by and between Troon Golf L.L.C. and Westin Management Company South(1)

10.7	Loan Agreement dated July 15, 2004 by and between Golf Trust of America, L.P. and Elk Funding, L.L.C. and related Notes A and B(1)
10.8
Parcel F Development Agreement dated March 29, 2004 by and among Golf Hosts Resorts, Inc., Golf Trust of America, L.P. and Parcel F, LLC, formerly known as Innisbrook F, LLC, formerly known as Bayfair Innisbrook, L.L.C.(1)
10.9	Amendment to Loan Agreement between GTA-IB, LLC and Golf Trust of America, L.P.
10.10	Loan Agreement dated June 20, 1997 between Golf Host Resorts, Inc. and Golf Trust of America, L.P.
10.11	Promissory Note issued by GTA-IB, LLC to Golf Trust of America, L.P.
31.1	President Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certifications pursuant to Section 906 of Sarbanes-Oxley Act of 2002
99	Risk Factors of Golf Trust of America, Inc.

(1)
Previously filed as Exhibits 10.1 through 10.8 to the Company's Current Report on Form 8-K, filed November 16, 2004, and incorporated herein by reference.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GTA–IB, LLC, registrant
Date: November 22, 2004	By:	/s/ W. BRADLEY BLAIR, II W. Bradley Blair, II President and Chief Executive Officer
Date: November 22, 2004	By:	/s/ SCOTT D. PETERS Scott D. Peters Secretary and Chief Financial Officer