Form 10-K
period 2004-12-31
GTA-IB, LLC
filed 2005-03-31
CIK 1306051

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004

Commission File No. 333-120538

GTA-IB, LLC

State of Organization: FL	Federal Employer Identification No. 05-0546226
36750 US 19 N., Palm Harbor, FL 34684
Telephone Number: (727) 942-2000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

None

        Indicate by check mark whether the Registrant

    (1)
    has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and

    (2)
    has been subject to such filing requirements for the past 90 days.

Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, If definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☒

        Indicate by check mark if the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☐    No ☒

        No established market exists for the Registrant's membership interests, so there is no market value for such membership interests. There are no membership interests held by non-affiliates as of December 31, 2004.

        Issuer has no common stock subject to this report.

        Documents incorporated by reference: Certain exhibits to GTA-IB's prior reports on Form 10-Q and Form 8-K are incorporated by reference in Part IV hereof.

PART I

ITEM 1. BUSINESS

        GTA-IB, LLC, hereafter referenced as the "Company", "us", "we, or "our", is a limited liability company that was formed in December 2002 and currently owns The Westin Innisbrook Golf Resort in Tarpon Springs, Florida. The Westin Innisbrook Golf Resort is referenced in this report as the "Resort" or "Innisbrook". The Resort offers golf facilities, restaurant and conference facilities, and recreational activities including swimming, tennis and related resort activities. Westin Management Company South, or Westin, manages the Resort under a long-term management agreement expiring in 2017. We are owned 100% by GTA-IB Golf Resort, LLC, which in turn is 100% owned by Golf Trust of America, L.P., or GTA, LP. Golf Trust of America, Inc., or GTA, owns 99.6% of GTA, LP. The remaining 0.4% of GTA, LP is owned by its one remaining limited partner.

        Prior to July 16, 2004, the Resort was owned by Golf Host Resorts, Inc., or GHR, which was an 80% owned subsidiary of Golf Host, Inc., or GHI. We entered into a Settlement Agreement and related transactions as of July 15, 2004 with GHR and certain other entities relating to the settlement of a number of issues between the parties, including GHR's default under a $79 million loan, or the Loan, made by our affiliate GTA, LP to GHR in June 1997. This Settlement Agreement is referenced in this report as the Settlement Agreement. Pursuant to the Settlement Agreement, we settled claims relating to the Loan and took ownership of the Resort. We refer to our act of taking title to the Resort as the Acquisition. In connection with the Settlement Agreement, we assumed control and operation of the Resort Rental Pool Lease Operation. Prior to the Acquisition, GHR was subject to the reporting requirements of Section 15(d) of the Exchange Act. Upon our execution of the Settlement Agreement, we became the successor issuer to GHR and became subject to the information requirements of the Exchange Act and the rules and regulations promulgated thereunder.

Rental Pool Condominiums

        We receive the majority of our operational revenue from the rental of hotel accommodations, food and beverage sales, golf operations (primarily greens and cart fees and merchandise sales) to both conference group and transient (individuals and families not participating in a conference) guests, and club membership initiation fees and dues.

        Approximately half of the condominium apartment owners at the Resort provide their apartments as resort accommodations under rental pool lease agreements. We are the lessee under the lease operation agreements, which provide for the distribution of a percentage of room revenues to participating condominium owners. Accordingly, we do not bear the expense of certain operating and financing costs of the rental units. We bear the expense of all other operating aspects of the Resort.

        Condominium ownership, simply stated, is a realty subdivision in which the individual "lots" are apartment units. Instead of owning a plot of ground, the condominium owner owns the space where the condominium unit is located. This leaves substantial properties in interest which are not individually owned, e.g., the underlying land, driveways, parking lots, building foundations, exterior walls and roofs, garden areas, utility lines, et cetera. These areas are termed "common property" or "common elements" and each condominium owner has an undivided fractional interest in the common property. The condominium owners at the Resort have established an Association of Condominium Owners, referenced in the report as the Association, to administer and maintain this property and to conduct business of the condominium owners, such as maintaining insurance on the real property, upkeep of the structures, maintenance of the grounds, electricity for the common areas, water/sewer and security services. The Association assesses fees to defray these expenses and to establish necessary reserves. An assessment, if not timely paid, may constitute a lien upon the separate condominium unit. Each condominium owner must pay ad valorem property taxes, contents insurance, interior maintenance and to such other matters independent of the other unit owners. These expenses would be incurred by owners of condominium units, regardless of whether the owner has elected to participate in the rental pool. With respect to governing the affairs of the Association, which is subject to state statutes, the participating condominium owners are accorded one vote per condominium unit owned.

General Resort Revenue Information

        The percentages of the revenue components discussed above as a part of our total revenues are as follows:

2004
Revenues
Resort facilities	30%
Food and beverage	26%
Golf	30%
Other	14%

Total	100.0%

        The Resort hosts approximately 500 conferences and related group meetings, including social catering, each year with its guests representing a variety of industries, primarily from the central and eastern United States. Accordingly, the loss of a single or a few conferences of average size would have no significant adverse effect on our business.

        The conference-oriented resort business is quite competitive; however, the Resort has established itself in the industry and enjoys a solid reputation within its market. The Resort received the Pinnacle Award in January 2005 from Successful Meetings magazine. The Resort's major competitors are other golf and conference-oriented resorts throughout the country.

Seasonality

        The golf industry is seasonal in nature. Fewer tee times are available in the rainy season and the winter months. Revenues fall at the Resort during the summer months because the hot Florida weather makes the Resort less appealing for group golf outings and vacation destination golfers. The fall can also be a difficult season in Florida. Unusual weather patterns such as the hurricanes experienced in Florida in 2004 may reduce revenues for the Resort by negatively impacting reservations in comparable periods (July through September) of subsequent years. In October 2003, the Resort hosted, and will host thereafter through 2006, a nationally televised PGA event, the Chrysler Championship, that brings some of the highest profile golfers to the Resort for several days for the tournament, as well as high profile golf industry sponsors and vendors. Historically, revenues increase in the fourth quarter but are generally the greatest during the first quarter with guests coming from the northeast and other regions to enjoy the warm weather. The Resort uses seasonal pricing (peak, shoulder and off-peak) to maximize revenues.

Employees

        As of December 31, 2004, the Resort had approximately 700 employees. Of these employees, approximately 93 are part-time and approximately 92 are casual labor as needed.

        We make available free of charge our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. These reports can be obtained free of charge by contacting: GTA-IB, LLC, 10 North Adger's Wharf, Charleston, South Carolina 29401. These reports are available on GTA's website at www.golftrust.com.

The public may read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet Site that contains reports, proxy and information statements, and other issuers that file electronically with the SEC (www.sec.gov). Additional general Resort information may be obtained on the Resort's website at www.golfinnisbrookresort.com.

Government Regulation

        The Resort, like most public businesses, is subject to the Americans with Disabilities Act of 1990. The ADA has separate compliance requirements for "public accommodations" and "commercial facilities," but generally requires public facilities such as clubhouses and recreation areas to be accessible to people with disabilities. Compliance with the ADA requirements could require removal of access barriers and the construction of capital improvements at the Resort. Noncompliance could result in imposition of fines or an award of damages to private litigants. We are responsible for compliance costs incurred at the Resort.

Code of Ethics

        See Part III, Item 10 for discussion of our Code of Ethics.

ITEM 2. PROPERTIES

        The Resort is situated on approximately 1,000 acres of land located in the northern portion of Pinellas County, Florida, near the Gulf of Mexico. It is approximately 9 miles north of Clearwater and approximately 20 miles west of Tampa. There are 938 condominium units, 36 of which are strictly residential, with the balance eligible for rental pool participation. Of the 902 remaining eligible units, 500, on average, participate in the rental pool on a year-to-year basis. See additional discussion in Item 1 under the caption "Rental Pool Condominiums." These condominium units are leased by us from the condominium owners and used as hotel accommodations for the Resort. GTA-IB Condominium, LLC, an affiliate of GTA-IB, LLC, owns three condominium units that participate in the rental pool in the same fashion as all other rental pool participants. Approximately 25% of the units have internal lockout doors, which allow the rental of the condominium unit as two hotel rooms. The average of 500 units participating in the rental pool at any one time is equivalent to approximately 600 hotel rooms. The resort complex includes 72 holes of golf; practice ranges; three clubhouses with retail, golf, and food and beverage outlets; three conference and exhibit buildings; six swimming pools including a themed water attraction; a recreation center; a tennis/fitness facility and numerous administrative and support structures. These amenities are owned by us. Substantially all of the assets of the Resort are encumbered by the mortgage held by GTA, LP.

ITEM 3. LEGAL PROCEEDINGS

        In the normal course of our operations, we are subject to claims and lawsuits. We do not believe that the ultimate resolution of such matters will materially impair operations or have an adverse effect on our financial position and results of operations.

Land Use Lawsuit

        On March 10, 2005 in the Circuit Court of the Sixth Judicial Circuit, in and for Pinellas County, Florida, Civil Division, we filed a Motion to Intervene in the proceeding of Innisbrook Condominium Association, Inc., C. Frank Wreath, Meredith P. Sauer, and Mark Banning (Plaintiffs) vs. Pinellas County, Florida, Golf Host Resorts, Inc. and Innisbrook F LLC (Defendants). The above-named Plaintiffs have filed a multi-count complaint seeking injunctive and declaratory relief with respect to the land use and development rights of a tract of land known as Parcel F. Parcel F is a parcel of land located within the Resort. We have filed a Motion to Intervene as a defendant in the above-referenced action in order to protect our property, and land use and development rights with respect to Parcel F and our property. A hearing on the Motion to Intervene is scheduled for April 4, 2005. If allowed to intervene, we will seek to obtain a ruling from the court which preserves and protects our property, and land use and development rights with respect to Parcel F and our property in order to maximize the value of those rights as they relate both to Parcel F and the Resort in general. We refer to this matter as the Land Use Lawsuit. See further discussion of the Land Use Lawsuit under "Risk Factors."

Class Action Lawsuit—GHR (Predecessor Owner)

        The Resort, which we now own, served as collateral for a $79 million original balance non-recourse loan that our parent, GTA, LP, made in 1997 to the Resort's predecessor owner, GHR. GHR entered into an arrangement with many of the persons who own condominium units at the Resort whereby the condominiums owned by such persons are placed in a pool and rented as hotel rooms to guests of the Resort. Approximately eighty of the condominium owners (as plaintiffs) initiated a legal action in the Circuit Court of the Sixth Judicial Circuit against GHR and its corporate parent, Golf Hosts, Inc. regarding various aspects of this arrangement. We are not presently a party to the lawsuit. It is our understanding, however, that the condominium owners/plaintiffs allege breaches of contract, including breaches in connection with the prior rental pool arrangement. The plaintiffs are seeking unspecified damages and declaratory judgment stating that the plaintiffs are entitled to participate in the rental pool and requiring that golf course access be limited to persons who are either members, their accompanied guests, or guests of the Resort. We refer to this matter as the Class Action Lawsuit.

        Deposition of class members and others, including depositions of prior executives of GHR, have been taken, and additional discovery remains to be undertaken. The previously scheduled trial date of February 3, 2003 was postponed by the Circuit Court of the Sixth Judicial Circuit and a new trial date has not yet been set. In July 2003, the judge in the litigation against GHR reversed an earlier ruling and held that the case could not proceed as a class action. The judge also ruled that the plaintiffs could not seek recovery from the individuals that hold stock in GHR and its affiliates, rejecting plaintiffs' attempt to "pierce the corporate veil". In October 2003, the judge ruled that the claims of the former members of the class who were not named as plaintiffs in the lawsuit were barred by the statute of limitations. These rulings leave approximately 80 individual plaintiffs in the lawsuit representing 50 condominium units. Plaintiffs have appealed each of these rulings to the court of appeals. The court of appeals summarily affirmed the lower court's ruling that the case could not proceed as a class action and has affirmed the lower court's dismissal with prejudice of the veil piercing case. On June 15, 2004, counsel for GHR reargued the motion for summary judgment to summarily dismiss the claims of the remaining 80 individual plaintiffs. On July 29, 2004, the court entered an order granting the defendant's motion for summary judgment. The plaintiffs filed an appeal of this ruling on October 26, 2004. No date has been set for the oral argument on the appeal of the summary judgment.

        We are not presently a party to this lawsuit, nor are GTA, GTA, LP, or any of our affiliates; however, we have entered in to an agreement with the defendants to assist the defendants in a limited manner in bringing this lawsuit to a satisfactory conclusion. We do not believe the resolution of this matter will have a material adverse effect on the financial condition or results of operations.

        In connection with the execution of the Settlement Agreement, GHR provided a limited indemnity to defend and hold GTA and its affiliates, such as GTA, LP and us, harmless from and against any and all costs, liabilities, claims, losses, judgments, or damages arising out of or in connection with the Class Action Lawsuit, as well as liabilities accruing on or before the closing date relating to employee benefits and liabilities for contracts or agreements not disclosed by GHR to GTA.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        We are a single member limited liability company and do not have any stock. Our membership interests are not publicly traded.

        There are a total of 902 condominium units allowing rental pool participation by their owners, of which three are owned by the GTA-IB Condominium, LLC, our affiliate. Of the units not owned by GTA-IB Condominium, LLC, 878 were sold by GHR under Registration Statements filed by GHR that were declared effective on or before March 1, 1983. The remaining 21 units were sold via private offerings exempt from registration with the Securities and Exchange Commission. As of December 31, 2004, approximately 850 different owners hold the condominium units not owned by us or by our affiliates.

        Those condominium units sold by GHR, which allow rental pool participation, are deemed to be securities because of the rental pool feature. These units are referenced in this report as rental pool securities. While the rental pool securities are deemed securities pursuant to the Securities Act of 1933, as amended, there is no market for such securities other than the normal real estate market.

        Since the rental pool securities are real estate, no dividends have been paid or will be paid to their owners. However, the Rental Pool Participants are entitled to a contractual distribution paid quarterly, as defined in the Rental Pool Lease Agreements, for our right to use the condominium units of the participants in the rental pool.

Equity Compensation Plans

        We do not have any equity compensation plans.

Recent Sales of Unregistered Securities

        On March 1, 2004, we issued 100% of our membership interests to GTA-IB Golf Resort, LLC, a wholly owned subsidiary of GTA, LP in a private placement. We did not use a placement agent or underwriter in connection with this placement. We did not receive any proceeds in connection with the issuance of our membership interests. We relied on the exemption from registration provided by Rule 506 under Regulation D and Section 4(2) of the Securities Act in connection with this private placement to GTA-IB Golf Resort, LLC. GTA-IB Golf Resort, LLC had access to sufficient information regarding us so as to make an informed investment decision. We had a reasonable basis to believe that GTA-IB Golf Resort, LLC was an accredited investor, as defined in Regulation D under the Securities Act, and was acquiring the membership interests for investment only and not with a view to distribute, sell, or otherwise transfer those interests. The membership interests were issued directly by us and did not involve a public offering or general solicitation.

ITEM 6. Selected Financial Data

        The following selected financial data should be read in conjunction with our consolidated financial statements and the related notes and "Management's Discussion and Analysis of Financial Condition

and Results of Operations" included elsewhere in this Report. Historical results are not necessarily indicative of the results to be expected in the future.

		Predecessor Basis(1)
			Year ended December 31,
	Period 7/16/04 to 12/31/04	Period 1/1/04 to 7/15/04
			2003	2002	2001	2000
	(in thousands, except average daily rental pool distribution)
Revenue
Resort facilities	$4,356	$6,672	$11,786	$12,156	$16,287	$18,892
Food and beverage	3,694	5,824	11,214	11,336	12,966	17,468
Golf	4,037	7,115	10,873	11,529	13,320	14,132
Other	2,136	3,012	5,062	5,575	5,146	6,014

Total revenue	$14,223	$22,623	$38,935	$40,596	$47,719	$56,506

Net loss	$(4,440)	$(6,345)	$(11,466)	$(9,178)	$(10,355)	$(14,807)
Cash dividends per common share(4)	—	—	—	—	—	—
Average daily rental pool distribution(2)	$14.71	$20.62	$18.32	$20.21	$25.73	$30.47
Total rental pool distribution, net(3)	$1,473	$2,383	$3,932	$4,415	$6,127	$7,327
Total assets	$55,694	$96,025	$60,933	$62,516	$59,870	$71,062
Long-term obligations
Notes payable	39,240	78,975	78,975	79,004	79,614	83,101
Capital leases	612	761	—	—	—	—
Other obligations	11,297	21,932	18,481	17,069	13,460	9,640

(1)
The predecessor basis financial statements for the period January 1, 2004 to July 15, 2004 and the years ended December 31, 2003, 2002, 2001 and 2000, represent the operating results of Golf Host Resorts, Inc. The financial statements for 2004, 2003 and 2002 are included in Item 15 herein. Those financials include assets and liabilities at carrying values that differ from ours; therefore, direct comparisons may not be made between periods.

(2)
The average daily rental pool distribution is calculated by dividing the rental pool distribution by the total available room nights.

(3)
The total rental pool distribution is reflected net of allowable deductions for Lessee Advisory Committee (LAC) expenses pursuant to the Master Lease Agreement.

(4)
We have not made any distributions to our sole member and do not intend to make any distributions in the near term.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        We were formed on December 30, 2002 as a wholly owned subsidiary of GTA-Golf Resort, LLC, which in turn is a wholly owned subsidiary of GTA, LP. GTA, LP is an operating partnership of GTA. GHR, an entity affiliated with Starwood Capital Group LLC, is the former owner of the Resort and the former borrower under a $79 million participating mortgage loan funded by GTA, LP in June 1997. This participating mortgage loan was secured by the Resort, cash, certain shares of GTA's common stock and excess land at the Resort. The Resort is a 72-hole destination golf and conference facility, with a private club component, located near Tampa, Florida.

        GHR became delinquent in its interest payments on the loan from GTA, LP in November 2001 following the terrorist attacks of September 11, 2001. On March 8, 2002, GTA, LP delivered a legal notice to GHR accelerating the entire amount of GHR's indebtedness to GTA, LP as a result of GHR's continuing default under the participating mortgage loan. GTA, LP also notified Westin, the manager of the Resort, that it deemed Westin to be in breach under its subordination agreement with GTA, LP as a result of Westin's failure to remit payment to GTA, LP on behalf of GHR. The participating mortgage loan was a non-recourse loan. Accordingly, following an event of default thereunder, GTA, LP and GTA could not bring a legal action directly against GHR to compel payment. Rather, GTA, LP's only recourse was to proceed against the guarantors and/or to foreclose upon GHR and the Resort's assets and three condominiums (other than the condominium units which are owned by third parties) and any other property of GHR that had been pledged as collateral to secure GTA, LP's loan.

        We, and GTA, LP entered into a Settlement Agreement dated July 15, 2004 (the "Settlement Agreement") with GHR, Golf Hosts, Inc., Golf Host Management, Inc. and Golf Host Condominium, Inc. The Settlement Agreement settled a number of issues between the parties, including GHR's default under the $79 million loan made by GTA, LP to GHR in June 1997. As part of the Settlement Agreement, we took ownership of the Resort effective July 16, 2004. Also in connection with the Settlement Agreement, we entered into a management agreement with Westin providing for Westin's management of the Resort, and Westin and Troon Golf, LLC, or Troon, entered into a facility management agreement providing for Troon's management of the golf facilities at the Resort.

        GTA, LP had previously entered into an agreement with GHR and the prospective purchaser of a parcel of undeveloped land within the Resort known as Parcel F. This agreement, known as the Parcel F Development Agreement, was executed on March 29, 2004 and held in escrow pending the closing of the transactions contemplated by the Settlement Agreement. The Parcel F Development Agreement provides for the terms and conditions under which Parcel F may be developed, including restrictions on the owner of Parcel F in favor of us as the Resort owner, to avoid interference with the operations of the Resort.

Critical Accounting Policies

        The following accounting policies are considered critical by our management. These and other accounting policies require that estimates be made based on assumptions and judgment, which affect revenues, expenses, assets, liabilities and disclosure of contingencies in our financial statements. These estimates and assumptions are based on historical experience and on various other factors that are believed to be reasonable under the circumstances. However, actual results may differ from these estimates due to different conditions.

Impairment of Long-Lived Assets

        We periodically review our long-lived assets for impairment by comparing the carrying values of the assets with their estimated future undiscounted cash flows. If it is determined that an impairment loss has occurred, the loss is recognized during that period. The impairment loss is calculated as the difference between asset carrying values and fair value as determined by discounted cash flow analysis, giving consideration to recent operating performance and pricing trends.

        The settlement was accounted for using methods consistent with purchase accounting in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations". The settlement amount was allocated to the net assets acquired, including the liabilities assumed as of July 15, 2004, based upon their estimated fair values as of that date. The settlement amount was allocated as follows:

Current assets	$4,621
Property & Equipment	28,850
Intangible Assets	20,170
Other Assets	2,454

Total assets	$56,095

Current liabilities	$6,219
Long term liabilities	10,636
Due to GTA, LP	39,240

Total liabilities	$56,095

        In reviewing for impairment of our long lived assets, we review the financial performance of the Resort in the aggregate for material variances from our expectations of Resort revenues. There were no significant impairment losses related to long-lived assets for the period from July 16, 2004 to December 31, 2004.

Intangible assets

        We evaluate intangible assets for impairment annually or if a significant event occurs or circumstances change. Factors we consider important, which could indicate impairment, include the following: (1) significant under-performance relative to historical or projected future operating results; (2) significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and (3) significant negative industry or economic trends.

        Our intangible assets consist of the following categories: (i) water contract; (ii) club membership; (iii) trademark and trade name; (iv) rental pool; and (v) guest bookings. The valuation of the water contract is based on the projected annual savings associated with having this contract. The water contract has an indefinite life. The value of the club membership is derived from our membership base. There have been no material changes in our membership. The value of the trademark and trade name is derived from the residual revenue stream from the Resort revenues that is attributed to the Innisbrook tradename and has an indefinite life. The rental pool is based on estimates of revenue derived from our rental pool operations. The rental pool value is dependent on maintaining a specific number of units in the rental pool to accommodate the Resort operations. There has been no material change in the number of participating condominium units in the rental pool during the period.

        During the fourth quarter of 2004, we completed our annual intangible asset impairment assessment, and based on the results, we determined that no impairment of intangible assets existed at December 31, 2004, and there have been no indicators of impairment since that date. A subsequent determination that the intangible assets are impaired, however, could have a significant adverse impact on our results of operations or financial condition.

Forward Looking Statements

        The following information may contain forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. Such statements may be identified by the inclusion of terms such as "believe," "expect," "hope" or "may." Although we believe that such forward-looking statements are based upon sound and reasonable assumptions, given the circumstances in which the statements are made, the actual results could differ significantly from those described in the forward-looking statements. Certain factors that might cause such a difference include the following: changes in general economic conditions; changes in rental pool participation by the current condominium owners; our ability to continue to operate the Resort under our management contracts; and the resale of condominiums to owners who elect neither to participate in the rental pool nor to become club members. Given these uncertainties, readers are cautioned not to put undue reliance on such statements.

Results of Operations

        The financial results of GHR, the predecessor owner, are included below for the periods prior to July 16, 2004 for comparative purposes. While the operations of the Resort have remained substantially unchanged as it relates to the recording of revenues and expenses, the financials of the predecessor owner include assets and liabilities at carrying values that differ from ours; therefore, there can be no assurances that the comparative information provided below is not impacted to some degree by the change in the carrying values of the assets and liabilities as of July 16, 2004.

        Utilization of the Resort facilities during the past three years by facility type was as follows:

	2004	2003	2002
Available room nights	215,716	214,557	210,586
Actual room nights
Group	51,606	65,167	67,202
Transient	32,858	21,997	23,758
Total room nights	84,464	87,164	90,960
Average room rate	$131.24	$135.21	$133.64
Food and beverage covers	379,059	437,174	425,692
Average food and beverage check	$18.47	$19.18	$19.49
Golf Rounds
Resort guests	70,672	68,043	75,182
Member/guests	37,577	34,172	33,991
Total golf rounds	108,249	102,215	109,173
Total golf revenue per golf round	$103.00	$106.00	$106.00
Golf course maintenance cost per golf round	$35.00	$35.00	$29.00

        The following Combined Statement of Operations is used as a reference for the comparative analysis of changes in operating results discussed below:

	Period 01/01/04 to 07/15/04 (Predecessor Basis)	Period 07/16/04 to 12/31/04	Combined Year Ended December 31, 2004	Year Ended December 31, 2003 (Predecessor Basis)	Year Ended December 31, 2002 (Predecessor Basis)
Revenues
Hotel	$6,671	$4,356	$11,027	$11,786	$12,156
Food and beverage	5,824	3,694	9,518	11,214	11,336
Golf	7,115	4,037	11,152	10,874	11,529
Other	3,013	2,136	5,149	5,061	5,575

Total revenues	22,623	14,223	36,846	38,935	40,596

Expenses
Hotel	5,611	4,138	9,749	10,169	9,659
Food and beverage	4,648	3,238	7,886	8,037	7,974
Golf	4,250	3,173	7,423	7,157	6,187
Other	4,903	4,100	9,003	8,285	8,528
General and administrative expenses	2,803	2,096	4,899	4,639	4,728
Depreciation and amortization	1,626	1,249	2,875	2,998	3,597

Total expenses	23,841	17,994	41,835	41,285	40,673

Operating loss	(1,218)	(3,771)	(4,989)	(2,350)	(77)
Interest expense, net	(5,127)	(669)	(5,796)	(9,116)	(9,101)

Net loss	$(6,345)	$(4,440)	$(10,785)	$(11,466)	$(9,178)

2004 Compared to 2003

        During the year ended December 31, 2004, the Resort saw stronger transient business exceeding historical bookings for this revenue type and also began to see a recovery in golf package business and corporate group booking patterns which we expect will be more fully realized in 2005. However, the last minute cancellations of two large corporate events in the first half of the year, within the peak season, and the loss of approximately 3,148 golf rounds as a result of the unusual weather conditions in the state of Florida in August and September, caused the Resort to lose an aggregate of approximately $850,000, net of cancellation fees, in revenue. Cancellation fees of approximately $651,000, related to these two large events and a number of smaller events, have been included in total revenues during the year ended December 31, 2004.

        Since 2003, the rental pool participation, as represented by available room nights in the chart above, has stabilized and the Resort appears to be positioned to provide at least a minimum of 600 rental units through the year 2009, or approximately 216,000 available room nights to sell in each of the upcoming years through 2009. Management believes that the 2009 time frame noted is relevant because this is the time frame in which the condominium owners have a contractual right to recover 50% of the refurbishment costs of their individual condominium units pursuant to the New Master Lease Agreement. Prior to 2002, and while the Resort was owned by GHR, available room nights had decreased from a high of approximately 309,000 in 1998 to a low of approximately 211,000 available in 2002. These reductions in available room nights created negative pressure on the ability of the Resort to book historically larger groups and as a consequence, Westin's sales and marketing efforts have been actively targeting smaller groups that can be accomodated given the available room nights.

        Total participation in the rental pool during the years ended December 31, 2004 and 2003 made available approximately 216,000 and 215,000 room nights, respectively. Actual utilization or sales of room nights decreased by 2,700, or 3.1%, for the year ended December 31, 2004 as compared to the previous year. We, along with Westin, believe that this decrease is related to the lack of confidence from corporate meeting planners in our property which resulted from the continuing mortgage default that was finally resolved in the July 15, 2004 Settlement Agreement. With this stigma removed, we reviewed the overall marketing plan with Westin and, as a result, implemented marketing plans to focus on membership sales and on more effectively marketing the golf package business instead of focusing on the volume selling of corporate hotel rooms. The primary focus of these changes is to establish a stable source of membership dues and to improve the capture of the most profitable business available to the Resort. These changes in the marketing program appear to be producing positive results and management will continue to utilize the programs. The most profitable departments of the Resort are the golf department, food and beverage and rooms, net of rent attributable to rental pool participants, in that order. Golf departmental operating profit was 33% and 34%, respectively, for 2004 and 2003. Because the maintenance costs of our four golf courses are primarily fixed, the majority of each incremental revenue dollar in this department flows directly to the Resort's gross operating profit. Food and Beverage, or F&B, revenue contributes the second highest departmental profit percentage at approximately 17% and 28%, respectively for 2004 and 2003. The year over year decrease in F&B revenue was due to the decline in group banquet revenue resulting from a decrease in corporate group bookings. Corporate groups typically have the highest F&B contribution. The rooms contributed approximately 11.6% and 13.7% to the gross operating profit of the Resort after payments pursuant to the rental pool sharing arrangement with the condominium owners for 2004 and 2003, respectively. Total room nights in 2004 were 84,464 as compared to total room nights of 87,164 in 2003. The Resort utilizes the Smith Travel Research to compare itself to what it considers its competitive set. The current competitors utilized are: Preferred Amelia Island Plantation; Doral Golf Resort & Spa; Marriott Sawgrass Resort; the Renaissance World Golf Village Resort; the Belleview Biltmore Resort and PGA National Resort. During the year ended December 31, 2003, the Resort lagged behind its competitive set in both occupancy percentages and average room rates. While the competitive set occupancy levels increased slightly for the year ended December 31, 2004, from 54.1% to 58.9%, the Resort's occupancy percentage declined by 1.4%, to 39.2%, for the year ended December 31, 2004. While average room rate at the Resort decreased from $135.21 to $131.24, or 2.9%, on a year-to-year comparative basis, the competitive set average room rate for the year ended December 31, 2004 was $143.49, or a increase of $0.34 per room night. The Resort's net reduction in overall room nights was due to a decrease in group or conference business. The decrease in the room rate was due to the increase in transient business, which is typically at a lower rate, and it can also be attributed to certain rate reductions implemented in an effort to build return business.

        The unusual weather patterns in the summer months, particularly August and September, did not have a significant impact the number of room nights due to the fact that the Resort conference center is a designated county shelter during times of severer weather. As a result of this designation, the room nights lost due to group cancellations during this period were replaced with transient guests seeking safer accommodations. A special room rate was offered during this period to group guests, such as Florida Power and Light, who were providing a service to the storm victims in that area, and transient guests. These special rates contributed to the decline in the average room rate. Although the weather was not the driving factor, total group room nights decreased by 13,561, from 65,167 room nights in 2003 to a total of 51,606 room nights in 2004. In response to the decrease in meeting planner confidence and increased competition, the average room rate of the Resort decreased $5.23, or 3.9%, from $133.68 for the year ended December 31, 2003 to $128.46 for the year ended December 31, 2004. To offset this decrease, the transient/leisure room nights increased 49.4%, from 21,997 to 32,858, due to increased marketing to this segment, the focus on golf package business and the replacement of lost group room nights with transient room nights during August and September. The average room rate within the transient sector, however, decreased by $7.87, to $126.74 per room night, for the year ended December 31, 2004. As described above, the room rate was impacted by the weather and competitive pressure, as the travel and leisure sector of the economy was rebounding and hotels were competing to recover losses experienced during the economic downturn experienced from 2001 through 2003. During the fourth quarter of 2003, the Resort entered into an agreement with an outside provider to develop a new web site, which also contributed to the 2004 growth in the golf oriented transient business. The growth in this segment appears to be continuing in 2005 as well. The web site address is www.golfinnisbrookresort.com.

        Although room nights decreased, overall density, or the number of average guests per room night, remained flat at 1.6 for the years ended December 31, 2004 and 2003, respectively. However, total food and beverage covers (number of individuals served) decreased from 437,174 to 379,059, or 13.3%, on a comparative basis due to the change in the mix of business from corporate to transient/leisure. In general, group business is more likely to purchase the banquet services as opposed to dining nightly in one of the restaurants. As a consequence of reduced group room nights of approximately 21% from 2003 to 2004, group banquet business was also reduced. Banquet covers sold were 158,353 and 247,789 for the two years ended December 31, 2004 and 2003, respectively. Overall F&B revenue was down approximately $1,695,000, or 15.1%, during 2004 as compared to the 2003. The departmental profit, due to the reduced revenue and slightly higher food costs for the year ended, decreased by approximately $1,545,000, or 48.6%. The slightly higher food costs are a result of the reduced banquet covers consumed. The preparation and cost of sales as it relates to the banquet business is less expensive than specific individual menu production within the restaurants.

        The Golf department continues to be the most profitable department of the Resort. For the year ended December 31, 2004, total golf revenue increased by approximately $279,000 on an increase of 6,034 golf rounds; however, due to new equipment leases which increased fixed expenses, the operating profit of this department only increased by approximately $13,000. The departmental profit contribution percentage declined to 33.4%. During the budget process at the end of 2004 for 2005, management reviewed the maintenance plan to determine where synergies could be realized between the golf courses and where cost savings could be realized without compromising the quality and condition of any of the golf courses. The Resort does not expect to increase the course fixed maintenance expenses during 2005 and these costs are expected to remain at the approximate $35.00 per round noted in the chart above. Accordingly, management believes that the majority of any increases in revenue in this sector should positively impact income during 2005.

        Administrative and general expenses increased from approximately $4,639,000 to approximately $4,899,000 for the years ended December 31, 2003 and 2004, respectively. This increase of $260,000, or 5.6%, is primarily due to bad debt reversals in 2003 resulting from collections on accounts previously written off. In addition, the management fees increased approximately $23,000 as a result of the change in the calculation to include golf revenues pursuant to our new management agreement with Westin. The remaining net decrease of approximately $12,000 represents less material fluctuations in a number of accounts.

        Other expenses increased from approximately $8,285,000 to approximately $9,003,000 for the years ended December 31, 2003 and 2004, respectively. The other expense category includes, among others, the departments of sales and marketing, repairs and maintenance, energy, service express (the Resort's one stop customer service center), and telecommunications. The increase of $718,000, or 8.7%, is primarily due to the following changes: (i) sales and marketing expenses increased approximately $80,000 to $2,795,000 from $2,715,000 reflecting additional golf and membership marketing efforts, (ii) Resort facilities repairs and maintenance expenses decreased approximately $30,000 to $2,272,000 from $2,302,000 as a result of new equipment leases in 2004, (iii) energy expense increased approximately $166,000 to $1,254,000 from $1,088,000 due to a rate increase, (iv) property tax accrual reduction of approximately $193,000 booked in late 2003 to reflect the positive outcome of the property tax appeal for the years 1998 through 2003. The remaining net increase of approximately $309,000 represents less material fluctuations in a number of accounts.

        The Rental Pool distribution (or that portion of room revenue attributable to the condominium owners) decreased as a direct result of the room revenue decreases noted above. The distribution for the year ended December 31, 2004 decreased by approximately $303,000 from the preceding year. The rental pool distributions were approximately $4,055,000 and $4,358,000 for the years ended December 31, 2004 and 2003, respectively.

        Interest expense decreased by approximately $3,320,000 year over year due to the discontinuation of the interest accrual on the Resort's participating mortgage effective, with the closing of the negotiated settlement. The mortgage note between us and our parent is non-interest bearing.

        Interest income was approximately $22,000 and $12,000 for the years ended December 31, 2004 and 2003, respectively. The increase is primarily due to interest earned on our deposit with the electric company which was formerly covered by a bond. Beginning in 2004, the electric company required that the Resort maintain a minimum deposit with the electric company.

        We have begun to see an improvement in the total room nights, F&B covers, and total golf rounds and revenue of the Resort in January and February of the first quarter of 2005. Actual results for room nights and room revenues have exceeded both prior year and budget as of February 28, 2005. Actual food and beverage covers and revenues exceeded the prior year amounts and reduced spending levels per F&B cover resulted in slightly less than budgeted food and beverage revenue. Total golf rounds have exceeded prior year but lag slightly behind budget as of February 28, 2005. These revenue drivers are illustrated in the table below. There can be no assurances, however, that future results will continue to support this indication of a rebound but management is optimistic that the Resort will continue to rebound absent any new external impacts arising from the economy, terrorism, and unusual storm activity in Florida.

	Actual 1/1 to 2/28/05	Budget 1/1/05 to 2/28/05	Actual 1/1/04 to 2/29/04
	(unaudited)
Room Nights
Group	15,202	14,204	11,397
Transient & Golf Package	5,689	5,285	4,377

Total Room Nights	20,891	19,489	15,774

Food & Beverage Covers	96,610	92,015	81,608

Golf Rounds
Resort Guests	13,839	14,472	12,372
Members/guests	6,997	6,850	7,249

Total Golf Rounds	20,836	21,322	19,621

	(in thousands)
Revenues
Room	$3,260	$3,016	$2,465
Food & Beverage	3,186	3,288	2,734
Golf	2,624	2,582	2,260
Other	744	727	712

	$9,814	$9,613	$8,171

2003 Compared to 2002

        During the year ended December 31, 2003, while the Resort was still owned by GHR, the Resort continued to struggle with recovering from the reduction in business and leisure travel as a result of the 2001 terrorist acts, war with Iraq and the economic downturns of the United States economy in general. Operationally, the rental pool participation stabilized during 2003 and appeared to be positioned to provide at least a minimum number of 600 rental units through the year 2009, or approximately 215,000 available room nights to sell in each of the upcoming years through 2009. The predecessor management believed that the 2009 time frame noted was relevant because pursuant to the Master Lease Agreement, the condominium owners have a contractual right to recover 50% of the refurbishment reimbursement costs of their individual condominium units by that time. Total participation in the rental pool during the years ended December 31, 2003 and 2002 made available approximately 215,000 and 211,000 room nights, respectively. Actual utilization or sales of room nights decreased by 3,796, or 4.2%, for the year ended December 31, 2003 as compared to the previous year. GTA had reviewed the overall marketing plan with Westin and the predecessor owner and, as a result, had recommended and the predecessor owner and Westin had instituted enhancements to the compensation plans for the sales and marketing team. These enhancements to the program appear to be working and are continuing to be utilized. The primary focus of these changes related to the desire to increase the Resort's ability to capture the most profitable business available to the Resort. Beginning with the year 2003, the marketing and sales associate compensation plans had been structured to reward the sales team in proportion to the business that includes a golf component within the overall product purchase. From an operational perspective, revenue generation as it relates to bottom line impact is most valuable in the golf department, food and beverage and rooms, in that order. Golf departmental profit during 2003 was at approximately a 34% level. Because the carrying costs to maintain the four golf courses is primarily fixed, the majority of each incremental revenue dollar in this department flows directly to the Resort's gross operating profit, or GOP. F&B revenue contributed the second-highest departmental profit percentage at approximately 28%. Due to the rental pool sharing arrangement with the condominium owners, the room revenue contributed approximately 13.7% to GOP. Total room nights in 2003 were 87,164, compared to total room nights of 90,960 in 2002. The Resort utilized the Smith Travel Research to compare itself to what it considered its competitive set. The competitors utilized were: Preferred Amelia Island Plantation; Doral Golf Resort & Spa; Marriott Sawgrass Resort and PGA National Resort. During the year ended December 31, 2003, the Resort lagged behind its competitive set in both occupancy percentages and average room rates. While the competitive set occupancy levels remained at 54.1% for the year ended December 31, 2003 and matched the percentage attained as of December 31, 2002, the Resort's occupancy percentage declined by 2.6%, to 40.6%, for the year ended December 31, 2003. While average room rate at the Resort increased from $133.64 to $135.21, or 1.1%, on a year-to-year comparative basis, the competitive set average room rate for the year ended December 31, 2003 was $150.68, or a decline of $0.80 per room night. The Resort's net reductions in overall room nights and increase in room revenue were primarily driven by a decrease in group or conference business. Total group room nights decreased by 2,035 from the 67,202 room nights in 2002 to a total of 65,167 room nights in 2003. As a result of market opportunities, the Resort was able to increase its market rate for the group rooms revenue on a per room night basis. In the group sector, the average room rate was increased by $1.61 or 1.2% to $133.68 for the year ended December 31, 2003. The transient or leisure business, which accounted for approximately twenty-five percent of the room night sales in any given year, also saw a reduction in net room nights. Total transient room nights declined by 1,761 room nights on a comparative basis. Average room rate within the transient sector also increased by $1.41 per room night, to $134.61, during the year ended December 31, 2003. During the fourth quarter of 2003, the Resort entered into an agreement with an outside provider to develop a new web site, which was expected to assist the Resort with its attraction of golf oriented business in 2004 and later years. The web site address is www.golfinnisbrookresort.com.

        Although room nights decreased, overall density, the number of average guests per room night, increased to 1.6 from 1.5 for the years ended December 31, 2003 and 2002 respectively. This slight increase in number of guests helped improve the capture of F&B covers sold during the 2003 year. Total covers increased from 425,692 to 437,174, or 2.7%, on a comparative basis. These increased covers sold were a direct reflection of the Resort's initiative to develop a local catering function within its product offerings. In addition during 2003, the Resort reintroduced an Italian buffet-style dinner at one of its themed restaurants. This particular offering was well received by both the Resort guests and club membership. Consequently, the overall F&B revenue decrease had a percentage reduction slightly less than the room segment. Overall F&B revenue was down approximately $122,000, or 1.1%, during 2003 as compared to the 2002 numbers. The departmental profit, due to the reduced revenue and slightly higher food costs for the year ended, decreased by approximately $185,000, or 5.5%. Due to cash flow challenges during the year, the Resort was forced to go on a "cash on delivery" basis with its primary food vendor. Beginning in 2004, the Resort was again participating on a national account basis with other Westin Hotels and Resorts on more favorable terms, in an effort to manage food costs in the future.

        The Golf department continued to be the most profitable department of the Resort. Total revenue declined by approximately $655,000 from 2002 to 2003 and operating profit declined by approximately $1,625,000 from 2002 to 2003. The profit contribution percentage declined from 46.3% to 34.2%. This significant difference reflected the inherent fixed costs of operating and maintaining the golf courses. During the year ended 2003, the Resort increased its course maintenance expense from approximately $3,181,000 to approximately $3,567,000 to insure that the core business asset would be in its best possible condition. These expenses related primarily to increased spending on fertilizers, pesticides and other turf maintenance items. In addition, the operational costs associated with non-maintenance issues, including costs of sales, increased by approximately $384,000. At that point in time, the Resort did not expect to increase the course maintenance expenses during 2004 and believed that the appropriate budget was in place. Therefore, the majority of any increases in revenue in this sector was expected to flow directly into profit during 2004. Subsequent to December 31, 2003, and prior to publication of this document, the Resort initiated several membership initiatives designed to enhance membership utilization of the Resort's amenities and to increase the numbers of active members. While the initiatives were in their early stages, the Resort had a very positive response from the existing membership and targeted market. The benefits of these initiatives, if any, would be recognized and reported upon in future periods.

        Administrative and General, or A&G, expenses increased from approximately $2,277,000 to approximately $2,549,000 for the years ended December 31, 2002 and December 31, 2003, respectively. This 11.9% increase was primarily the result of a combination of increased credit card transaction costs of approximately $42,000, increased audit fees of approximately $66,000, increased legal fees of approximately $39,000, increased security costs of approximately $42,000, increased human resource costs of approximately $162,000, reduced direct A&G payroll costs of approximately $40,000 and a reduction of other miscellaneous A&G costs in the approximate amount of $39,000.

        Sales and Marketing expenses remained relatively flat between the years ended December 31, 2003 and December 31, 2002. Expenses totaled approximately $2,715,000 and $2,725,000 the years ended December 31, 2003 and December 31, 2002 respectively.

        Repairs and maintenance expenses and energy costs also remained flat year-to-year with a slight decrease of approximately $1,000 on a combined basis.

        The Management Fees payable to Westin and Troon declined as a direct result of decreased Resort revenue as noted above. Total management fees for the year ended December 31, 2003 were approximately $854,000 as compared to approximately $904,000 for the year ended December 31, 2002.

        The Rental Pool distribution or that portion of room revenue attributable to the condominium owners decreased as a direct result of the room revenue reductions noted above. The distribution for the year ended December 31, 2003 decreased by approximately $117,000 from the preceding year. The rental pool distributions were approximately $4,358,000 and $4,475,000 for the years ended December 31, 2003 and 2002, respectively.

        With the implementation of the expanded sales incentive program, new web site, and the completion of the refurbishment of all of the condominium units participating in the rental pool, GHR believed and expected that the Resort would improve its operational results in future periods, as is beginning to occur in 2005. This belief and expectation was based upon a presumption that the United States economy in general would improve, that there would be no further terrorist activities negatively impacting group and leisure travel within the United States and that the sales and marketing initiatives would be successful. There could be no assurances that any future results will be attained or that the economy, terrorists acts or United States intervention in foreign countries would not negate these expected operational improvements.

        Interest expense increased by approximately $15,000 on a year-to-year comparative basis between the years ended December 31, 2003 and December 31, 2002. This net increase was primarily the result of a reduction in interest income.

Legal Entity Structure

        The financial statements and footnotes reflect the combined financial results of GTA-IB, LLC, GTA-IB Condominium, LLC and GTA-IB Management, LLC. These legal entities are all wholly owned subsidiaries of GTA-IB Golf Resort, LLC which is a wholly owned subsidiary of GTA, LP. GTA owns approximately 99% of Golf Trust of America, L.P. through its wholly owned corporate subsidiaries, GTA GP, Inc. and GTA LP, Inc. GTA-IB Condominium, LLC holds the title to three condominium units that participate in the rental pool of GTA-IB, LLC. GTA-IB Management, LLC is the entity that employs substantially all of the employees at the Resort. There are no other operations of GTA-IB Condominium, LLC and GTA-IB Management, LLC. GTA-IB, LLC holds title to the Resort and is the entity in which all of the Resort operations are recorded. All inter-company transactions and account balances have been eliminated in combination.

Income Tax Status

        We are a single-member limited liability company, wholly owned by GTA-IB Golf Resort, LLC. GTA-IB Golf Resort, LLC is a wholly owned subsidiary of GTA, LP, a subsidiary of Golf Trust of America, Inc., as illustrated in the entity organizational structure provided above. GTA owns 99.6% of GTA, LP through its wholly owned subsidiaries, GTA GP, Inc. and GTA LP, Inc. The limited liability companies in the chart above are all single-member limited liability companies.

        We have not elected to be taxed as a corporation; therefore, our owner is responsible for income taxes on our operating income. Therefore, no provision or liability for federal or state income taxes has been included in the financial statements.

        Our predecessor elected to be taxed as a Qualified Subchapter S Subsidiary. As a result of this election, no provision for income taxes was included in their financial statements for any federal, state or local taxes since any income (loss) was passed through to its shareholder.

Liquidity and Capital Resources

        Our working capital position is a deficit of approximately $3,405,000 as of December 31, 2004. We continue to experience seasonal fluctuations in our net working capital position. Seasonality impacts our liquidity in that there is more available cash during the winter months, specifically in the first quarter, while cash becomes very limited in the late summer months. In July 2004 after we took possession of the Resort's operational assets, our parent, GTA, loaned us $2,000,000 to support working capital needs. The proceeds of this loan have been fully expended by the manager of the Resort to support operational expenses. Generally, our only source of cash is from any profitable operations of the Resort. While the financial performance of the Resort is showing signs of recovery to date in 2005, it does not appear from the projections provided by the asset manager that the operational cash flow capacity of the Resort will permit the Resort to reestablish its self-sufficiency in the near term. Further, the Resort's credit capacity is limited. The predecessor owner had a revolving credit line secured by the Resort's accounts receivable; however, this credit line was terminated when the predecessor defaulted on the mortgage with our parent. It may become necessary to seek further cash infusion from GTA, an accounts receivable revolving credit line or to seek some other form of re-capitalization to insure our ongoing viability. However, there can be no assurances that GTA would be able provide any cash infusion to the Resort. We may seek to obtain a revolving credit line secured by the Resort's accounts receivable or some other form of financing; however, there can be no assurances that we will be able to secure such funding.

Environmental Matters

        Our management is not aware of any material environmental matters that are currently present except as described below.

        The Florida Department of Environmental Protection, or DEP, conducted a site inspection on June 24, 2003. The Resort was found to have improperly disposed of waste paint and solvents and failed to properly store waste lamps and used oil and oil filters in properly labeled containers. The predecessor owner entered into a Consent Order wherein the DEP agreed to reduce the civil penalty to $22,000, and allow 80% of the reduced civil penalty to be offset with credits obtained through the implementation of a pollution control project and a process of ongoing self-monitoring and reporting of environmental conditions to the DEP. The DEP reviewed and approved an above ground self-contained storage tank system as qualifying for the credit. The Resort installed the system and as an ongoing process, continues to monitor the environmental conditions and report these conditions to the DEP.

Off Balance Sheet Arrangements

        As of December 31, 2004, we have no unconsolidated subsidiaries.

        We do not have any relationships with unconsolidated entities or unconsolidated financial partnerships of the type often referenced as structured finance or special purpose entities, i.e., unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities (except potentially in connection with the Resort, as discussed previously). Accordingly, we believe we are not materially exposed to any market, credit, liquidity or financing risk that could arise if we had engaged in such relationships.

Contractual Obligations and Contingent Liabilities

        We had the following contractual obligations as of December 31, 2004.

		As of December 31, 2004 (In thousands)
		For the years ending December 31,
Agreement
	Purpose	2005	2006	2007	2008	2009	Thereafter
Resort Rental Pool
Master Lease Agreement	Refurbishment reimbursement	$1,073	$1,391	$1,691	$1,973	$2,236	$—
Citi Capital	Golf cart operating lease(1)	188	—	—	—	—
Westin Hotel Company	Management agreement	1,633	1,633	1,633	1,633	1,633	12,255
Westin Hotel Company	Termination Fee	—	—	—	—	—	5,500
Troon Golf LLC	Golf management agreement	331	331	331	331	166	—
Troon Golf LLC	Supplemental Fee	—	—	—	—	—	800
Golf Trust of America	Loan agreement	39,240	—	—	—	—	—
Allied Security	Security services	390	180	—	—	—	—
Brighthouse	Cable provider	55	—	—	—	—	—
TruGreen LandCare	Landscape maintenance	473	276	—	—	—	—
Verizon	Switch & high speed internet	160	160	160	146	—	—
Operational Agreements	Various	586	400	477	195	135	—
Significant open purchase orders	Roof repairs	110

		$44,239	$4,371	$4,292	$4,278	$4,170	$18,555

(1)
Replaced by new 48 month lease beginning in January 2005 at $17,690 per month.

        Interest is reflected, as applicable, in the commitments and obligations listed above.

        The New Master Lease Agreement, or NMLA, as amended and restated on January 1, 2004 (See Note 9 of Notes to Financial Statements), between us and the rental pool participants includes a provision that participating condominium owners will be reimbursed by us for 50% of the amount of funds the individual owner invested in the refurbishment program, as defined in the agreement, plus interest at 5%. Our obligation to make the reimbursement payments during the period from 2005 through 2009 is contingent upon the owners maintaining a minimum unit participation in the rental pool, as defined and tested on a quarterly basis. Our projected obligation as presented in the table above recognizes reimbursement costs and interest payable to the owners, assuming that the participants meet the minimum threshold and a minimum of 575 units are participating in the rental pool on a continuing quarterly basis at all times.

        We have entered into an operating lease with Citi Capital for 290 golf carts and several other types of utility vehicles utilized on the four golf courses at the Resort. This operating lease was to expire in January 2006 but was replaced by a new 48-month lease in January 2005.

        We are a party to contracts with Citi Capital which provide for the lease of certain golf course equipment. The leases expire in 2005 and 2007.

        We are a party to a contract with Pinellas County, Florida, which requires the County to deliver to the Resort, on a daily basis, a minimum of 2,500,000 and a maximum of 5,000,000 gallons of effluent water produced by Pinellas County. The effluent is utilized by the Resort to water the golf courses and common areas. This agreement stipulates that the County will supply the effluent at no cost to the resort.

        We are a party to a security agreement with Allied Security, which provides for twenty-four hour security at the Resort. The agreement expires in 2006. The Association, while not a direct party to the agreement, reimburses the Company for the Association's pro rata share of these costs.

        We are a party to an agreement with the Association, wherein certain mutually beneficial activities are defined. It includes provisions concerning how the parties will pay for shared payroll services, security of the property, water and sewer costs, water softener system costs and maintenance, linen rooms and miscellaneous day-to-day joint operational costs of the Association and the Resort. The Association does reimburse us for the Association's direct payroll and benefit costs, water and sewer and security services. We fund the full water and sewer billing and security services billings and are reimbursed by the Association for the Association's pro-rata share.

        We have entered into a management contract with Westin for the operation of the Resort. The contract expires in July 2017. Our obligations under the contract include costs based on a percentage of revenue as defined. Included in the table above are costs estimated based upon the 2005 budget through the term of the lease. Also, pursuant to this management contract a minimum fee of approximately $5,500,000 is due upon expiration of the contract or upon early termination.

        Westin, as manager of the Resort, entered into a management contract with Troon for the golf operations at the Resort. The contract expires in June 2009 with an option to extend for five years. Our obligations under the contract include a management fee based on a percentage of golf revenue, as defined. Included in the table above are cost estimates based upon the 2005 budget through the term of the lease. Pursuant to this management contract, a minimum supplemental fee of approximately $800,000 is due upon expiration of the contract or upon early termination.

        We have entered into a contract with Bright House, formally known as Time Warner, to provide cable access for the condominium units of the Resort. The contract expires in 2005 as reflected above.

        We are a party to a contract wherein TruGreen Landcare provides landscape services to all of the Resort property other than the Association's common areas and the golf courses. This contract expires in July of 2006.

        We are a party to a lease agreement with Verizon, which provides for the property wide replacement of telephone cabling and the central telephone switch. The lease agreement expires in 2008 as reflected above.

        We are a party to multiple agreements for miscellaneous services such as waste removal, uniform cleaning and replacement, armored car services, indoors plant maintenance and pest control. These services and contracts are individually immaterial and, therefore, are included in the aggregate and identified as other miscellaneous operational agreements in the table above.

RISK FACTORS

  Class Action litigation involving GHR could adversely impact the Resort, diminishing the value of the rental pool units.

        Approximately fifty condominium owners initiated legal action against GHR and its corporate parent, Golf Hosts, Inc., regarding various aspects of the prior rental pool arrangement (see Part I, Item 3 "Legal Proceedings" for further discussion). At the present time, GTA-IB, LLC is not a party to the lawsuit, nor are our affiliates. It is our understanding that the condominium owners/plaintiffs allege breaches of contract, including breaches in connection with the prior rental pool arrangement. We also understand that the plaintiffs are seeking unspecified damages and declaratory judgment because they believe they are entitled to participate in the rental pool. The plaintiffs also believe that golf course access should be limited to persons who are either members, their accompanied guests, or guests of the Resort.

        While we are not a party to the class action lawsuit at the present time, we believe that the litigation between GHR and approximately fifty of the condominium owners at the Resort continues to create uncertainty about the future of the Resort and may likely harm its future performance. In that event, the returns to the condominium unit owners who are parties to the rental pool agreements could be harmed.

  An unfavorable result in the Land Use Lawsuit could impair the value of Parcel F and the Resort.

        On March 10, 2005 we filed a Motion to Intervene in the Land Use Lawsuit. The plaintiffs in the Land Use Lawsuit have filed a multi-count complaint seeking injunctive and declaratory relief with respect to the land use and development rights of a tract of land, which is known as Parcel F, located adjacent to the Resort. We have filed a Motion to Intervene as a defendant in the Land Use Lawsuit in order to protect our property, and the land use and development rights with respect to Parcel F and our property. If allowed to intervene, we will seek to obtain a ruling from the court which preserves and protects our property, and the land use and development rights with respect to Parcel F and our property in order to maximize the value of those rights as they relate both to Parcel F and the Resort in general.

        In the event that the defendants in the Land Use Lawsuit do not prevail, we may lose all or substantially all of our land use and development rights with respect to Parcel F. As a result, we may experience reduced club memberships at the Resort, and our ability to realize the benefits from proposed development of Parcel F would be adversely impacted. In addition, failure by the defendants to prevail in the Land Use Lawsuit could jeopardize our land use and development rights in the remaining units that we may have the opportunity to develop at the Resort if a court subsequently applied a similar interpretation of our rights with respect to those units. In that instance, we might lose all or substantially all of those rights with respect to the remaining units. As a result of a successful challenge to our land use and development rights relating to the remaining units at the Resort, our ability to develop the Resort would be adversely affected.

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

        Pursuant to our arrangement with many of the parties who own condominium units at the Resort, the condominiums owned by these participating parties are placed in a securitized pool and rented as hotel rooms to guests of the Resort. This group of condominiums is known as the "rental pool". Pursuant to the current rental pool agreement dated January 1, 2002, which was assigned to us as part of the July 15, 2004 Settlement Agreement, GHR agreed to reimburse 50% of the refurbishment costs plus accrued interest (at 5% per annum) thereon invested in the condominium units by the condominium owners. This amount will be amortized and reimbursed to each participating condominium owner, or any party to whom such owner transfers his condominium unit, over the five-year period beginning in 2005. This right to full reimbursement of 50% of the refurbishment costs is contingent upon the units remaining in the rental pool from the time of their refurbishment through 2009. If the unit does not remain in the pool during the reimbursement period, the owner or successor owner forfeits any unpaid installments at the time the unit is removed from the pool.

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

  The number of rental pool units may decline if current owners find alternative uses of the units more attractive than participating in the rental pool, reducing the number of available rental pool units and diminishing the value of those remaining rental pool units.

        Participants in the rental pool may decide that alternative uses of their condominium units are more attractive than participating in the rental pool. In particular, condominium owners may determine that they are better off financially by renting their units to longer term tenants, or by living in their units rather than paying to live elsewhere and allowing their units to participate in the rental pool. Any such reduction in the number of participants in the rental pool may result in increased costs and reduced revenues for the remaining rental pool participants. In particular, a decrease in the number of participants in the rental pool will result in higher per capita costs relating to fixed costs that are incurred in connection with the administration of the pool. In the event that the number of units in the rental pool declines below 575, our obligation to reimburse refurbishment expenses for the units will abate until the number of units in the rental pool is restored to 575 or higher.

  Unusual weather patterns experienced in Florida during 2004 could cause consumer concern that could result in depressed bookings and reduced proceeds to the rental pool participants.

        We expect that the number of hotel rooms to be booked at the Resort in 2005 may decline as a result of a series of hurricanes that affected Florida during 2004. In particular, it is possible that groups will choose alternate destinations for travel during the hurricane season, resulting in lower bookings and reduced revenues for the rental pool participants.

  We Are Subject to All the Operating Risks Common to the Hotel Industry.

        Operating risks common to the Resort include:

  •
  changes in general economic conditions, including the timing and robustness of the apparent recovery in the United States from the recent economic downturn and the prospects for improved performance in other parts of the world;

  •
  impact of war and terrorist activity (including threatened terrorist activity) and heightened travel security measures instituted in response thereto;

  •
  domestic and international political and geopolitical conditions;

  •
  decreases in the demand for transient rooms and related lodging services, including a reduction in business travel as a result of general economic conditions;

  •
  the impact of internet intermediaries on pricing and our increasing reliance on technology;

  •
  cyclical over-building and excess supply in the hotel industry;

  •
  changes in travel patterns;

  •
  changes in operating costs, including, but not limited to, energy, labor costs (including the impact of unionization), workers' compensation and health-care related costs, insurance and unanticipated costs such as acts of nature and their consequences;

  •
  disputes with the managers of the Resort which may result in litigation;

  •
  the availability of capital to allow us to fund renovations and investments at the Resort; and

  •
  the financial condition of the airline industry and the impact on air travel.

  General Economic Conditions May Negatively Impact Our Results.

        Moderate or severe economic downturns or adverse conditions may negatively affect our operations. These conditions may be widespread or isolated to one or more geographic regions. A tightening of the labor markets in Florida may result in fewer and/or less qualified applicants for job openings at the Resort. Higher wages, related labor costs and the increasing cost trends in the insurance markets may negatively impact our results as wages, related labor costs and insurance premiums increase.

  We Must Compete for Customers.

        The hotel industry is highly competitive. The Resort competes for customers with other hotel and resort properties. Some of our competitors may have substantially greater marketing and financial resources than we do, and they may improve their facilities, reduce their prices or expand or improve their marketing programs in ways that adversely affect our operating results.

  The Hotel Industry Is Seasonal in Nature.

        The hotel industry is seasonal in nature. Our revenue historically has been lower in the third quarter than in the first, second or fourth quarters.

  Internet Reservation Channels May Negatively Impact our Bookings.

        Internet travel intermediaries such as Travelocity.com®, Expedia.com® and Priceline.com® are attempting to commoditize hotel rooms, by increasing the importance of price and general indicators of quality at the expense of brand or property specific identification. These agencies hope that consumers will eventually develop brand loyalties to their reservations system rather than to lodging brands.

Although we expect to derive most of our business from traditional channels, if the amount of sales made through internet intermediaries increases significantly, our business and profitability may be significantly harmed.

  We Place Significant Reliance on Technology.

        The hospitality industry continues to demand the use of sophisticated technology and systems including technology utilized for property management, procurement, reservation systems, operation of customer loyalty programs, distribution and guest amenities. These technologies can be expected to require refinements and there is the risk that advanced new technologies will be introduced. There can be no assurance that as various systems and technologies become outdated or new technology is required we will be able to replace or introduce them as quickly as our competition or within budgeted costs for such technology. Further, there can be no assurance that we will achieve the benefits that may have been anticipated from any new technology or system.

  The Resort is Capital Intensive.

        For the Resort to remain attractive and competitive, we have to spend money periodically to keep the properties well maintained, modernized and refurbished. This creates an ongoing need for cash and, to the extent we cannot fund expenditures from cash generated by operations, funds must be borrowed or otherwise obtained.

  Our Investment in the Resort is Subject to Numerous Risks.

        We are subject to the risks that generally relate to investments in real property because we own the Resort. The investment returns available from equity investments in real estate such as the Resort depends in large part on the amount of income earned and capital appreciation generated by the Resort, and the expenses incurred. In addition, a variety of other factors affect income from the Resort and its real estate value, including governmental regulations, real estate, insurance, zoning, tax and eminent domain laws, interest rate levels and the availability of financing. When interest rates increase, the cost of developing, expanding or renovating real property increases and real property values may decrease as the number of potential buyers decreases. Any of these factors could have a material adverse impact on our results of operations or financial condition. If the Resort does not generate revenue sufficient to meet operating expenses, including debt service and capital expenditures, our income will be adversely affected.

  Environmental Regulations.

        Environmental laws, ordinances and regulations of various federal, state, local and foreign governments regulate our properties and could make us liable for the costs of removing or cleaning up hazardous or toxic substances on, under, or in property we currently own or operate or that we previously owned or operated. These laws could impose liability without regard to whether we knew of, or were responsible for, the presence of hazardous or toxic substances. The presence of hazardous or toxic substances, or the failure to properly clean up such substances when present, could jeopardize our ability to develop, use, sell or rent the real property or to borrow using the real property as collateral. If we arrange for the disposal or treatment of hazardous or toxic wastes, we could be liable for the costs of removing or cleaning up wastes at the disposal or treatment facility, even if we never owned or operated that facility. Other laws, ordinances and regulations could require us to manage, abate or remove lead or asbestos containing materials. Certain laws, ordinances and regulations, particularly those governing the management or preservation of wetlands, coastal zones and threatened or endangered species, could limit our ability to develop, use, or sell the Resort.

  Risks Relating to So-Called Acts of God, Terrorist Activity and War.

        The Resort's financial and operating performance may be adversely affected by so-called acts of God, such as natural disasters, in Florida and in areas of the world from which we draw a large number of guests. Similarly, wars (including the potential for war), terrorist activity (including threats of terrorist activity), political unrest and other forms of civil strife and geopolitical uncertainty have caused in the past, and may cause in the future, our results to differ materially from anticipated results.

  Some Potential Losses are Not Covered by Insurance.

        We carry comprehensive insurance coverage for general liability, property, business interruption and other risks with respect to the Resort. Our policies offer coverage features and insured limits that we believe are customary for similar type properties. Generally, our "all-risk" property policies provide that coverage is available on a per occurrence basis and that, for each occurrence, there is a limit as well as various sub-limits on the amount of insurance proceeds we can receive. In addition, there may be overall limits under the policies. Sub-limits exist for certain types of claims such as service interruption, abatement, expediting costs or landscaping replacement, and the dollar amounts of these sub-limits are significantly lower than the dollar amounts of the overall coverage limit.

        In addition, there are also other risks such as war, certain forms of terrorism such as nuclear, biological or chemical terrorism, acts of God such as hurricanes and earthquakes and some environmental hazards that may be deemed to fall completely outside the general coverage limits of our policies or may be uninsurable or may be too expensive to justify insuring against.

  Our Operations at the Resort are Dependent upon Outside Managers.

        Westin manages the daily operations of the Resort pursuant to the Management Agreement, and Troon manages the golf facilities at the Resort pursuant to related contractual commitments with Westin. In the event that these third party managers should fail to perform under their respective contracts as expected, or in the event that they default on their obligations, the Resort's results of operations will be adversely effected, potentially in a material way.

Risk factors relating to our parent

        We are a subsidiary of an affiliate of GTA, which is a public reporting company under the Exchange Act. Due to our relationship with GTA, we believe that its Risk Factors are relevant to our sole member and to the participants in the rental pool given that we are dependent upon GTA for funding, if any, that we may require. You should note that certain of the information contained in GTA's Risk Factors relating to liquidating distributions are not relevant to you unless you are a holder of GTA's common stock; however, such risk factors are informative in that they may indicate certain factors or events that may impact GTA and reduce the funding, if any, that GTA provides to the Resort and the rental pool units. These Risk Factors are provided in Exhibit 99 to this report.

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk

        We do not have significant market risk with respect to foreign currency exchanges or other market rates. Our participating mortgage debt is non-interest bearing effective July 16, 2004, so we do not have interest rate risk. We are not at risk for commodity price changes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        See Financial Statements and Supplementary Data starting on page 37.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A. CONTROLS AND PROCEDURES

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

        The integration of a new business of significant size and scope of operations increases the risk that conditions may have been introduced that we did not anticipate in our design of our systems of control. Any pre-existing deficiencies in the predecessor owner's financial systems, processes and related internal controls increase the risk that the historical unaudited financial statements of the Resort's operations and cash flows which the predecessor owner has provided to us may not be accurate. We have out of necessity placed a certain amount of reliance on the historical financial information and reports of the Resort's predecessor owner for the periods prior to July 16, 2004, and continue to rely on the information provided by Westin as manager of the Resort. The integration process and the valuation procedures carried out by us in connection with taking title to the Resort prevented the Company from filing the pro-forma and related financial information related to the Resort within the timeframes specified under SEC rules. We are implementing various initiatives intended to materially improve our internal controls and procedures and disclosure controls and procedures, especially to address the systems and personnel issues raised in the course of taking title to the Resort.

        As of December 31, 2004, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. With the assistance of Westin, our Chief Executive Officer and our Chief Financial Officer concluded that as of December 31, 2004 our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our Exchange Act reports. Except as described above, there have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out our evaluation.

        Except as described above, there has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

        None

PART III

ITEM 10. MANAGERS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Set forth below is information about our managers and our executive officers:

        Messrs. Jones, Reams and Wax are our independent managers. They are also deemed independent directors of our parent, GTA, pursuant to the rules of the American Stock Exchange. Their terms as our managers track with their term as directors of GTA. Each manager was elected in 2004.

Name	Age	Position	Current Term on GTA's Board of Directors Expires
W. Bradley Blair, II	61	Chief Executive Officer, President and Manager	2005
R. Keith Wilt	52	Vice President	N/A
Scott D. Peters	47	Chief Financial Officer, Secretary and Manager	2007
Raymond V. Jones(1)	57	Independent Manager	2005
Fred W. Reams(1)	62	Independent Manager	2006
Edward L. Wax(1)	68	Independent Manager	2006

(1)
Audit committee member

Biographical Information

        W. Bradley Blair, II is our Chief Executive Officer, President, and one of our managers. He has been our officer and manager since 2002. He is also the Chief Executive Officer, President and Chairman of the Board of Directors of GTA. He has been an officer of GTA since its initial public offering in 1997 and has served as our Chief Executive Officer and President since 2002. From 1993 until GTA's initial public offering in February 1997, Mr. Blair served as Executive Vice President, Chief Operating Officer and General Counsel for The Legends Group. As an officer of The Legends Group, Mr. Blair was responsible for all aspects of operations, including acquisitions, development and marketing. From 1978 to 1993, Mr. Blair was the managing partner at Blair Conaway Bograd & Martin, P.A., a law firm specializing in real estate, finance, taxation and acquisitions. Mr. Blair earned a Bachelor of Science degree in Business from Indiana University and a Juris Doctorate degree from the University of North Carolina at Chapel Hill Law School.

        R. Keith Wilt is our Vice President, and has served as our officer since July 16, 2004. He has held that position since we assumed control of the Resort, pursuant to the Settlement Agreement entered into on July 16, 2004 with GHR. From August 1999 through July 15, 2004, Mr. Wilt served as the Vice President and Treasurer of GHR. From March 1997 through July 1999, Mr. Wilt served as the Chief Financial Officer of The Suncoast Companies, a design/build real estate developer in St.Petersburg, Florida. From 1991 though 1997, Mr. Wilt acted independently in a financial and systems consulting capacity for a number of real estate development companies in the Tampa Bay area. From 1986 to 1991, Mr. Wilt was a Director of Information Services for TECO Energy, Inc. in Tampa, Florida. From 1975 to 1986, Mr. Wilt was the Assistant Treasurer and Corporate Tax Manager of Golf Hosts, Inc., the Parent Company of Golf Host Resorts, Inc.. Mr. Wilt earned a Bachelors of Science degree in Accounting and Finance from Florida State University in 1975.

        Scott D. Peters is our Chief Financial Officer, Secretary and one of our managers. He has been our officer and manager since 2002. He is also the Chief Financial Officer, Secretary and a member of the Board of Directors of GTA. He has been an officer of GTA since its initial public offering in 1997 and has served as our Chief Financial Officer and Secretary since 2002. Mr. Peters has been a board member of GTA since late 1999. In September 2004, Mr. Peters accepted a position as the Executive Vice President and Chief Financial Officer at Triple Net Properties in Santa Ana, California. Mr. Peters

also serves as a member of the Board of Managers of Triple Net Properties. As part of his duties at Triple Net Properties, Mr. Peters serves as Chief Financial Officer of three real estate investment trusts: A REIT, G REIT and T REIT. In addition, Mr. Peters continues to serve as GTA's Chief Financial Officer, Senior Vice President and Secretary through March 31, 2006 pursuant to the terms of his amended and restated employment agreement. From 1992 through 1996, Mr. Peters served as Senior Vice President and Chief Financial Officer of the Pacific Holding Company in Los Angeles, where he participated in the management of a 4,000 acre real estate portfolio consisting of residential, commercial and country club properties focusing on master planned golf communities. From 1988 to 1992, Mr. Peters served as Senior Vice President and Chief Financial Officer of Castle & Cooke Homes, Inc. From 1986 to 1988, Mr. Peters worked with a general partnership that managed the construction of the Scottsdale Princess Resort. Mr. Peters is a Certified Public Accountant who worked with Arthur Andersen & Co. and Laventhol & Horwath from 1981 to 1985. He received a Bachelor of Arts degree in Accounting and Finance with honors from Kent State University.

        Raymond V. Jones has been an independent manager since 2004. From 1984 to 1994 he was Managing Partner of Summit Properties Limited Partnership before it went public in 1994. From 1994 until retiring in March 1998, Mr. Jones was the Executive Vice President of Summit Properties Inc. Summit is a publicly traded REIT listed on the New York Stock Exchange and is one of the largest developers and operators of luxury garden multifamily apartment communities in the Southeastern United States. While at Summit, Mr. Jones oversaw the development of 26 communities comprising nearly 6,500 apartment homes in Georgia, North Carolina, South Carolina and Ohio. Prior to 1984, Mr. Jones served as General Operations Manager for both the Charlotte and Houston divisions of Ryan Homes, Inc. Mr. Jones earned a Bachelor of Arts degree in Political Science from George Washington University.

        Fred W. Reams has been an independent manager since 2004. From 1981 until his retirement on March 31, 2004, Mr. Reams served as the Chairman or President and Chief Investment Officer of Reams Asset Management Company, LLC, an independent private investment firm which he co-founded. From 1967 to 1981, Mr. Reams was employed in various investment management positions with the First National Bank of Michigan, Irwin Management Company, and Cummins, Inc. In addition, Mr. Reams served as President of the board of directors of the Otter Creek Golf Course from 1981 through 2003. Mr. Reams holds a Bachelor of Arts degree and a Master of Arts degree in Economics from Western Michigan University.

        Edward L. Wax has been an independent manager since 2004. Mr. Wax is currently Chairman Emeritus of Saatchi & Saatchi, a worldwide advertising and ideas company. From 1992 until his appointment to his current position in 1997, Mr. Wax served as Chairman and Chief Executive Officer of Saatchi & Saatchi. Mr. Wax had been responsible at Saatchi for the operations of 143 offices in 87 countries. Mr. Wax's employment by Saatchi & Saatchi began in 1982. Mr. Wax was formerly Chairman of The American Association of Advertising Agencies as well as a director of both the Ad Council and the Advertising Educational Foundation. Mr. Wax also serves on the board of directors of Dollar Thrifty Automotive Group. Mr. Wax holds a Bachelor of Science degree in Chemical Engineering from Northeastern University and a Masters in Business Administration degree from the Wharton Graduate School of Business.

Committees

        Audit Committee.    Our managers have established an audit committee to oversee our financial reporting process on behalf of the managers. Mr. Jones is the chairman of the audit committee. The audit committee consists of Messrs. Wax, Reams and Jones, each of whom is independent. Each member of our audit committee also meets the criteria for independence set forth in Rule 10A-3(b)(1) under the Exchange Act of 1934, as amended. None of the members of our audit committee has participated in the preparation of our financial statements or those of our subsidiaries during the past three years, and all are able to read and understand fundamental financial statements. The audit committee's role is to select the independent public accountants, to review with the independent public accountants the plans and results of the audit engagement, to approve professional services provided by the independent public accountants, to review the independence of the independent public accountants, to consider the range of audit and non-audit fees and to review the adequacy of our company's internal accounting controls. Management has the primary responsibility for the financial statements and the reporting process including the systems of internal controls. In fulfilling its oversight responsibilities, the audit committee reviewed the audited financial statements with management including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments, and the clarity of disclosures in the financial statements. The audit committee reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with accounting principles generally accepted in the United States of America, their judgments as to the quality, not just the acceptability, of our accounting principles and such other matters as are required to be discussed with the audit committee under generally accepted auditing standards. While financially literate under the applicable rules of the Amex, the members of the audit committee are not currently professionally engaged in the practices of accounting or auditing and are not all experts in the fields of accounting or auditing, including in respect of auditor independence. Members of the audit committee rely without independent verification on the information provided to them and on the representations made by management and our auditors, BDO Seidman, LLP. Accordingly, the audit committee's oversight does not provide an independent basis to determine that management has maintained appropriate accounting and financial reporting principles or appropriate internal controls and procedures designed to assure compliance with accounting standards and applicable laws and regulations. The audit committee's reviews, considerations and discussions do not provide assurance that BDO Seidman's audit of our financial statements was carried out in accordance with generally accepted auditing standards, that the financial statements are presented in accordance with accounting principles generally accepted in the United States of America or that our public accountants are in fact "independent."

        Audit Committee Financial Expert.    Our "audit committee financial expert," as defined by the rules of the Securities and Exchange Commission, is Mr. Fred W. Reams. The audit committee operates pursuant to a charter approved by our managers.

  (i)
  Mr. Reams, who is an audit committee financial expert, will not be deemed expert for any purpose, including without limitation for purposes of section 11 of the Securities Act of 1933 (15 U.S.C. 77k), as a result of being designated or identified as an audit committee financial expert.

  (ii)
  The designation or identification of Mr. Reams as an audit committee financial expert does not impose on such person any duties, obligations or liability that are greater than the duties, obligations and liability imposed on such person as a member of the audit committee and as a manager in the absence of such designation or identification.

  (iii)
  The designation or identification of Mr. Reams as an audit committee financial expert does not affect the duties, obligations or liability of any other member of the audit committee or other manager.

        Other Committees.    Our managers may, from time to time, form other committees as circumstances warrant. No additional committees existed or were formed in the year ended December 31, 2004.

Directors and Officers Insurance

        GTA maintains directors and officers liability insurance that insures our officers and managers from claims arising out of an alleged wrongful act by such persons while acting as executive officers or managers of our company, and it insures our company to the extent that we have indemnified our officers and managers for such loss.

Indemnification

        Our organizational documents provide that we shall indemnify our officers and managers against certain liabilities to the fullest extent permitted under applicable law. Our organization documents also provide that our officers and managers shall be exculpated from monetary damages to us to the fullest extent permitted under applicable law.

Code of Ethics

        We have adopted the Code of Ethics of GTA, which Code of Ethics applies to our principal executive officer, our principal financial officer, our principal accounting officer, and our controller as well as all of our directors, officers and other corporate employees. GTA's Code of Ethics is filed as Exhibit 14.1 to its Annual Report on Form 10-K, filed on March 30, 2004, and incorporated herein by reference. You may also obtain a free copy of our Code of Ethics in print by writing to our Investor Relations Department, 10 N. Adger's Wharf, Charleston, South Carolina, 29401.

        Our management agreement with Westin provides that substantially all of the employees of the Resort are our employees, but are managed by Westin. As a result of this arrangement, we do not have direct control over these employees. Each employee at the Resort is subject to the Worldwide Code of Business Conduct and Ethics of Westin's parent, Starwood Hotels & Resorts Worldwide, Inc, or Starwood. The text of Starwood's code of conduct may be found on the Starwood's website. You may also obtain, without charge, a printed copy of the Starwood Code of Ethics by writing to our by writing to our Investor Relations Department, 10 N. Adger's Wharf, Charleston, South Carolina, 29401.

ITEM 11. EXECUTIVE COMPENSATION

        All items except those set forth below have been omitted as not applicable.

Summary Compensation Table

        The following tables set forth the remuneration paid, distributed or accrued by us during the period July 16, 2004 to December 31, 2004, to our executive officers.

Name and Principal Position	July 16 to December 31, 2004	Salary and Commission	Bonus	Other Annual Compensation	All Other Compensation
W. Bradley Blair(1) President & Chief Executive Officer	2004	$—	$—	$—	$—
R. Keith Wilt(2) Vice President	2004	$43,542	$—	$—	$—
Scott D. Peters(1) Chief Financial Officer, Secretary and Senior Vice President	2004	$—	$—	$—	$—

(1)
Messrs. Peters and Blair are not compensated directly by us for services as our executive officers; however, they receive compensation from GTA for service as its executive officers. In his capacity as President and Chief Executive Officer of GTA, Mr. Blair received annual compensation of $310,094, $374,538, and $365,760 for the years ended December 31, 2004, 2003 and 2002, respectively. In his capacity as Chief Financial Officer, Secretary and Vice President of GTA, Mr. Peters received annual compensation of $95,400, $190,856, and $203,200 for the years ended

  December 31, 2004, 2003 and 2002, respectively. GTA paid Mr. Blair other annual compensation of $1,815,523 in 2003. GTA paid Mr. Peters $330,460 and $1,156,680 in other annual compensation for the years ended December 31, 2004 and 2003, respectively.

(2)
Except for R. Keith Wilt, who served as Vice President, Treasurer and Principal Financial Officer of GHR, the officers of our predecessor company did not receive any compensation from GHR. In his capacity as Vice President, Treasurer and Principal Financial Officer of GHR, Mr. Wilt received total compensation of $51,500, $105,000, and $105,000 for the period from January 1, 2004 through July 15, 2004 and the years ended December 31, 2003 and 2002, respectively.

        We do not grant options or similar rights to our officers, and we do not have any equity compensation plans. In addition, we are not parties to employment agreements with our officers, but Messrs. Blair and Peters have employment agreements with GTA which are discussed in detail in GTA's filings with the SEC.

        We do not compensate our managers for service in this capacity; however, managers who are independent directors of GTA receive compensation from GTA for service on its board.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

We are a wholly-owned limited liability company.

  (a)
  Security ownership of certain beneficial owners:

    We are wholly-owned by GTA, LP. GTA has sole voting and dispositive power over our interests through GTA, LP. GTA and GTA, LP are located at 10 North Adger's Wharf, Charleston, South Carolina 29401.

  (b)
  Security ownership of our management:

    None

  (c)
  Changes in control:

    None

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  (a)
  Transactions with Management and Others

    None

  (b)
  Certain Business Relationships

    Messrs. Blair and Peters are executive officers of our parent, GTA. We owe GTA's subsidiary, GTA, LP, $39.24 million pursuant to a promissory note and loan agreement relating to the Resort.

  (c)
  Indebtedness of Management

    None

  (d)
  Transactions with Promoters

    Not applicable

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

        BDO Seidman, LLP served as our independent auditors for the fiscal year ended December 31, 2004.

        The following fees were incurred for BDO Seidman, LLP's services related to our fiscal year ended December 31, 2004.

        Audit fees: approximately $292,000 for the fiscal year ended December 31, 2004 for professional services rendered for the audit of our annual financial statements, review of the financials statements included in our Form 10-Q and services that are normally provided by the auditors in connection with statutory filings or engagements for those fiscal years.

        Audit-Related Fees: None

        Tax Fees: None

        All other fees: None

        We did not incur any audit fees, audit-related fees, tax fees or other fees for BDO Seidman, LLP's services in 2003.

        The Audit Committee of our managers is required to pre-approve the audit and non-audit services performed by the independent auditor for us in order to assure that the provision of such services do not impair the auditor's independence. Prior to the beginning of our fiscal year, our audit committee typically pre-approves certain general audit and non-audit services up to specified cost levels. Any audit or non-audit services that are not generally pre-approved in this manner, require specific pre-approval by our audit committee. While our audit committee may delegate pre-approval authority to one or more of its members, the member or members to whom such authority is delegated must report any pre-approval decisions to the audit committee at its next scheduled meeting. Our audit committee does not delegate its responsibilities to pre-approve services performed by the independent auditor to management.

        All of the services described in Items 9(e)(2) through 9(e)(4) of Schedule 14A were approved by the Audit Committee pursuant to paragraph c(7)(i)(C) of Rule 2-01 of Regulation S-X.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements and Schedules

        The financial statements and exhibits filed as part of this annual report on Form 10-K are listed on page 37, which is incorporated herein by reference.

Exhibits

Exhibit No.	Description
3.1	Articles of Organization of GTA-IB, LLC(2)
3.2	Amended and Restated Operating Agreement of GTA-IB, LLC(2)
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
10.9	Amendment to Loan Agreement between GTA-IB, LLC and Golf Trust of America, L.P.(2)
10.10	Loan Agreement dated June 20, 1997 between Golf Host Resorts, Inc. and Golf Trust of America, L.P.(2)
10.11	Promissory Note issued by GTA-IB, LLC to Golf Trust of America, L.P.(2)
24.1	Power of Attorney
31.1	President Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Chief Financial Officer Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certifications pursuant to Section 906 of Sarbanes-Oxley Act of 2002

99	Risk Factors of Golf Trust of America, Inc.

(1)
Previously filed as Exhibits 10.1 through 10.8 to the Company's Current Report on Form 8-K, filed November 16, 2004, and incorporated herein by reference.

(2)
Previously filed as Exhibits (same Exhibit numbers as referenced above) to the Company's Report on Form 10-Q, filed on November 23, 2004, and incorporated herein by reference.

        All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Managers
GTA-IB, LLC

        We have audited the accompanying combined balance sheet of GTA-IB, LLC and affiliates (a wholly owned subsidiary of Golf Trust of America, Inc., collectively "the Company") as of December 31, 2004, and the related combined statements of operations, changes in member's deficit and cash flows for the period from July 16, 2004 (inception) to December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        As described in Note 1 to the financial statements, on July 16, 2004, GTA-IB, LLC took possession of the property pursuant to an agreement in settlement of a loan made by Golf Trust of America, Inc.

        In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of GTA-IB, LLC and affiliates at December 31, 2004, and the results of their operations and their cash flows for the period from July 16, 2004 to December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

        The accompanying combined financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered a loss from operations for the period from July 16, 2004 (inception) to December 31, 2004, and at December 31, 2004 had deficiencies in working capital and equity that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Charlotte, North Carolina March 24, 2005	BDO Seidman, LLP

GTA-IB, LLC

COMBINED BALANCE SHEET

AS OF DECEMBER 31, 2004

(in thousands)

Assets
Current assets:
Cash	$1,832
Accounts receivable, trade, net	1,670
Other receivables	227
Inventories and supplies	1,152
Prepaid expenses and other assets	699

Total current assets	5,580
Intangibles, net	18,908
Property and equipment, net	28,751
Other assets	2,455

Total assets	$55,694

Liabilities
Current liabilities:
Accounts payable	$2,968
Accrued payroll costs	1,057
Other payables and accrued expenses	1,718
Deposits and deferred revenue	2,248
Current portion of long-term refurbishment	727
Current portion of capital lease obligations	267

Total current liabilities	8,985
Due to parent	41,166
Refurbishment obligation, net of current portion	3,873
Capital lease obligations, net of current portion	612
Other long term liabilities	5,498

Total liabilities	60,134
Commitments and contingencies
Member's deficit	(4,440)

Total liabilities and member's deficit	$55,694

See notes to combined financial statements.

GTA-IB, LLC

COMBINED STATEMENT OF LOSS AND CHANGES IN MEMBER'S DEFICIT

FOR THE PERIOD JULY 16, 2004 TO DECEMBER 31, 2004

(in thousands)

Period 07/16/04 to 12/31/04
Revenues
Hotel	$4,356
Food and beverage	3,694
Golf	4,037
Other	2,136

Total revenues	14,223

Expenses
Hotel	4,138
Food and beverage	3,238
Golf	3,173
Other	4,100
General and administrative expenses	2,096
Depreciation and amortization	1,249

Total expenses	17,994

Operating loss	(3,771)
Interest expense, net	(669)

Net loss	$(4,440)
Member's equity July 16, 2004	—

Member's deficit December 31, 2004	$(4,440)

See notes to combined financial statements.

GTA-IB, LLC

COMBINED STATEMENTS OF CASH FLOWS

FOR THE PERIOD JULY 16, 2004 TO DECEMBER 31, 2004

(in thousands)

Period 7/16/04 to 12/31/04
Cash flows from operating activities:
Net loss	$(4,440)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,868
Provision for bad debts	7
Amortization of refurbishment costs	—
Non-cash interest incurred on certain long term obligations	433
Changes in assets and liabilities:
Decrease (increase) in:
Restricted cash	—
Accounts and other receivables	(412)
Receivables from affiliates	—
Inventories and supplies	(231)
Prepaid expenses and other assets	(55)
Increase (decrease) in:
Cash overdrafts	—
Accounts payable	426
Accrued payroll	411
Accrued interest	91
Other payables	(574)
Deposits and deferred revenue	1,202

Net cash used in operating activities	(1,274)

Cash flows used in investing activities—
Cash acquired in Settlement	1,705
Purchases of property and equipment	(439)

Net cash provided by investing activities	1,266

Cash flows from financing activities:
Payments on capital lease obligations	(160)
Borrowings from parent	2,000

Net cash provided by financing activities	1,840

Net increase in cash	1,832
Cash on hand	—

Cash and cash equivalents, end of period	$1,832

Supplemental disclosures:
Interest paid	$389
Equipment acquired under capital leases	$67

See notes to financial statements.

GTA-IB, LLC

FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2004

Notes to Combined Financial Statements

(in thousands)

1.     Innisbrook Resort Change in Ownership and Business

        The GTA-IB, LLC (the "Company") was formed in 2002 for the purpose of taking title to the Westin Innisbrook Golf Resort ("the Resort") and assuming control of the Resort's obligations. The Resort is a 72-hole destination golf and conference facility located near Tampa, Florida. The Company is a limited liability company that is wholly owned by GTA-IB Golf Resort, LLC. GTA-IB Golf Resort, LLC is a subsidiary of Golf Trust of America, L.P. (the "Lender" or "Parent"). The Lender is an operating partnership of Golf Trust of America, Inc. ("GTA").

        Golf Host Resorts, Inc. ("GHR"), an entity affiliated with Starwood Capital Group LLC, is the former owner of the Resort and the former borrower under a $79 million non-recourse loan participating mortgage loan funded by the Lender. This participating mortgage loan was secured by the Resort, cash, certain shares of the Company's common stock and excess land at the Resort. GHR became delinquent in its interest payments under the loan in late 2001. Effective July 15, 2004, GHR, together with certain related parties, entered into a Settlement Agreement with the Lender, which transferred ownership of the Resort to the Company on July 16, 2004. In connection with the Settlement Agreement, we entered into a management agreement with Westin Management Company South ("Westin") providing for Westin's management of the Resort, and Westin and Troon Golf, LLP, ("Troon") entered into a facility management agreement providing for Troon's management of the golf facilities at the Resort.

        The Company determined the estimated fair values of the assets and liabilities using the methods of accounting consistent with Financial Accounting Statement 141 for purchase accounting as follows in the table below. See Note 5 for further discussion.

Current assets	$4,621
Property and Equipment	28,850
Intangible assets	20,170
Other assets	2,454

Total assets	$56,095

Current liabilities	$6,219
Long term liabilities	10,636
Due to GTA	39,240

Total liabilities	$56,095

2.     Going Concern

        The Company incurred a loss from operations for the period from July 16 to December 31, 2004 of approximately $4,440, and at December 31, 2004 had deficiencies in working capital and equity of $3,405 and $4,440, respectively, that raise substantial doubt about the Company's ability to continue as a going concern. The Company continues to experience seasonal fluctuations in its net working capital position. In July, and after taking possession of the Resort's operational assets, GTA advanced the Company $2,000 to support working capital needs. The proceeds of this loan have been fully expended by Westin to support operational expenses. Generally, the Company's only source of cash is from profitable operations of the Resort. While the financial performance of the Resort is showing signs of recovery to date in 2005, current projections provided by Westin indicate that the operational cash flow of the Resort will not facilitate the Resort's ability to reestablish its self-sufficiency in the near term and the Resort's credit capacity is limited. The Company is working diligently with Westin to continue to identify additional revenue enhancement opportunities and further cost savings measures to improve the cash flow situation. Further, the Parent of the Company is currently seeking a buyer for the Resort, pursuant to the stockholder-approved liquidation plan. In the event that the Resort is not sold, it may become necessary for the Resort to seek further cash infusion from GTA or to seek some other form of re-capitalization to insure the Company's ongoing viability. GTA is currently in the process of liquidation. There are no assurances that GTA will have the ability to fund the Resort nor are there any assurances that the Company will be able to secure a re-capitalization of some other form.

3.     Summary of Significant Accounting Policies

Principles of Combination

        The financial statements and footnotes reflect the combined financial results of GTA-IB, LLC, GTA-IB Condominium, LLC and GTA-IB Management, LLC. These legal entities are all wholly owned subsidiaries of an affiliate of Golf Trust of America, Inc. GTA-IB Condominium, LLC holds the title to three condominium units that participate in the rental pool of GTA-IB, LLC. GTA-IB Management, LLC is the entity that employs substantially all of the employees working at the Resort. There are no other operations of GTA-IB Condominium, LLC and GTA-IB Management, LLC. GTA-IB, LLC holds title to the Resort and is the entity in which all of the Resort operations are recorded. All inter-company transactions and account balances have been eliminated in combination.

Concentration of Credit Risk

        Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, accounts receivable, investments and notes payable. The Company places its temporary cash with high credit quality principal institutions. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Although due dates of receivables vary based on contract terms, credit losses have been within management's estimates in determining the level of allowance for doubtful accounts. Overall financial strategies are reviewed periodically.

        The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

  •
  Cash and cash equivalents: The carrying amount reported in the balance sheet for cash approximates its fair value.

  •
  Accounts receivable and accounts payable: Due to their short term nature, the carrying amounts reported in the balance sheet for accounts receivable and accounts payable approximate their fair value. The Company provides for any losses through its allowance for doubtful accounts.

  •
  Long-term obligations: The carrying amount of the Company's refurbishment obligations, capital leases and long-term liabilities approximate their fair value because they have been recorded at their net present values considering relevant risk factors.

Cash and Equivalents

        The Company considers all short-term highly liquid investments with a purchased maturity of three months or less to be cash equivalents.

Accounts Receivable

        Accounts receivable represents amounts due from Resort guests and is net of allowances of approximately $61 for doubtful accounts at December 31, 2004. Groups with prior direct bill positive history with the Resort are granted credit for billing. If a group has not been to the Resort within the past two years, an updated credit evaluation is conducted. The Company requires a deposit of approximately 25% of the total estimated contracted revenue. Additional deposits may be required depending on the outcome of the credit evaluation. Terms are negotiable by group contract but are typically 30 days from receipt of bill.

        Resort management reviews accounts receivable monthly to determine if any receivables are uncollectible. Any receivable considered to be uncollectible is included in the allowance for doubtful accounts. After all attempts to collect the receivable have failed, the receivable is written off against the allowance. The provision for doubtful accounts is approximately $87 and the writeoff net of recoveries is approximately $59 for the period July 16, 2004 to December 31, 2004.

Inventories and Supplies

        The Company records inventories and supplies at the lower of cost, on a first-in, first-out basis, or market.

Property and Equipment

        Property and equipment are stated at cost, less accumulated depreciation and amortization. Costs of maintenance and repairs of property and equipment used in operations are charged to expense as incurred, while renewals and betterments are capitalized. When property and equipment are replaced, retired or otherwise disposed of, the costs are deducted from the asset and accumulated depreciation accounts. Gains or losses on sales or retirements of equipment are recorded in operating income.

        Depreciation is recorded using the straight-line unit method for buildings, vehicles and certain golf course and recreational facilities. Estimates of useful lives used in computing annual depreciation are as follows:

Category	Estimated useful life in years
Land improvements	28 to 30
Buildings	40
Recreational facilities	30
Machinery and equipment	3 to 10
Assets recorded under capital leases	Shorter of the useful lives or related lease terms

Impairment of Long-Lived Assets

        The Company periodically reviews its long-lived assets for impairment by comparing the carrying values of the assets with their estimated future undiscounted cash flows. If it is determined that an impairment loss has occurred, the loss is recognized during that period. The impairment loss is calculated as the difference between asset carrying values and fair value as determined by prices of similar items and other valuation techniques (discounted cash flow analysis), giving consideration to recent operating performance and pricing trends. There were no significant impairment losses related to long-lived assets for the period ended December 31, 2004. A subsequent determination that the property, plant and equipment assets are impaired, however, could have a significant adverse impact on the Company's results of operations or financial condition.

Intangible assets

        The Company evaluates intangible assets for impairment annually or if a significant event occurs or circumstances change. Factors the Company considers important, which could indicate impairment, include the following: (1) significant under-performance relative to historical or projected future operating results; (2) significant changes in the manner of the Company's use of the acquired assets or the strategy for the Company's overall business; and (3) significant negative industry or economic trends. During the fourth quarter of 2004, the Company completed its annual intangible impairment assessment, and based on the results, the Company determined that no impairment of intangible existed at December 31, 2004, and there have been no indicators of impairment since that date. A subsequent determination that these assets are impaired, however, could have a significant adverse impact on the Company's results of operations or financial condition.

Advertising

        The Company expenses advertising costs as incurred. Advertising costs for the period were approximately $361,000.

Leases

        Leases, which transfer substantially all of the benefits and risks of ownership of property, are classified as capital leases. Assets and liabilities are recorded at amounts equal to the present value of the minimum lease payments at the beginning of the lease term. Interest expense relating to the lease liabilities is recorded to affect constant rates of interest over the terms of the leases.

        Leases, which do not transfer substantially all of the benefits and risks of ownership of property, are classified as operating leases, and the related rentals are charged to expense as incurred.

Use of Estimates

        Preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions, which affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue

        Revenue from Resort operations is recognized as the related service is performed. Revenue from Resort operations includes revenue from rooms, food and beverage, golf and other minor operating departments. Rooms revenue includes rental revenues generated from condominium units owned by third parties participating in the rental pool lease operations. If these rental units were owned by the Company, normal costs associated with ownership such as depreciation, interest, real estate taxes and maintenance would have been incurred. Instead, costs and operating expenses include distributions of approximately $4,055 for the year ended December 31, 2004 to the rental pool participants.

        The membership initiation fees at the Resort are nonrefundable and are initially recorded when received as deferred revenue and amortized over the average life of a membership which, based on historical information, is deemed to be ten years.

Income Taxes

        The Company is a single-member limited liability company, wholly owned by GTA-IB Golf Resorts, LLC which is a wholly owned subsidiary of Golf Trust of America, L.P. The Company has not elected to be taxed as a corporation; therefore, the Company's owner is responsible for income taxes on the Company's accompanying operating income. Therefore, no provision or liability for federal or state income taxes has been included in the financial statements. If the Company had been taxed as a C corporation, the Company would have recognized deferred income tax assets resulting from operating losses and differences in the carrying amounts of assets and liabilities recorded for financial reporting purposes versus income tax purposes, and a corresponding valuation reserve of an equal amount.

4.     Property and Equipment

        Property and equipment as of December 31, 2004 consists of the following:

2004
(in thousands)
Land	$1,968
Buildings	14,524
Golf course improvements	7,436
Machinery and equipment	5,429

29,357
Less accumulated depreciation and amortization	(606)

$28,751

        Included in machinery and equipment are certain equipment including golf course maintenance equipment, vehicles and telecommunications equipment that are recorded under capital leases and that have a net book value at December 31, 2004 of approximately $937,000. Depreciation expense of approximately $1,307 and $606 was recorded for the periods from January 1 to July 15, 2004 and from July 16 to December 31, 2004, respectively.

5.     Intangibles and Other Assets

        Intangible assets represent the value of the following contractual relationships that existed at July 15, 2004: the trademark and tradename of "Innisbrook;" the rental pool; the guest room bookings; the club memberships; and the water contract that provides irrigation water for the golf courses at no charge up to certain specified levels. The intangible assets are being amortized over the specific term or benefit period of each related contract.

Intangible Assets	Estimated Fair Value	Amortization Period
	(in thousands)
Water Contract	$2,300	N/A, renewable in perpetuity
Rental Pool	9,870	89.5 months
Guest Bookings	1,100	Less than 24 months
Club Memberships	4,400	144 months
Trade Name	2,500	N/A, renewable in to perpetuity

	$20,170
Less accumulated amortization	(1,262)

	$18,908

        Amortization expense for the period from July 16 to December 31, 2004 was $1,262, of which approximately $619 is included in hotel expenses.

        Anticipated amortization expense for the next five years and thereafter is illustrated in the table below:

Year	Principal
(in thousands)
2005	$2,303
2006	1,760
2007	1,719
2008	1,719
2009	1,719
Thereafter	4,888

Total	$14,108

        Other assets includes $2,200 which represents the Company's interest in the estimated net proceeds from the sale of Parcel F, a parcel of land located adjacent to the Resort that is currently subject to a purchase and sale agreement. Also included in other assets is $255, which represents certain of the design fees for the refurbishment program that will be reimbursed on a prorated basis by the rental pool participants as a deduction from the quarterly rental pool refurbishment payments.

6.     Other Payables and Accrued Expenses

        Other payables and accrued expenses consists of the following:

December 31, 2004
(in thousands)
Rental pool lease distribution payable	$920
Taxes, other than income taxes	555
Other	241

$1,716

7.     Due to Related Parties and Other Long-Term Liabilities

        Due to related parties:

December 31, 2004
(in thousands)
Non-interest bearing mortgage note due to parent, maturing on June 19, 2027	$39,240
Advances from our parent, net	1,926

$41,166

Master Lease Refurbishment Obligation

        On July 16, 2004, the Company recorded a liability of $4,532 for the Master Lease Agreement refurbishment program, representing the Company's obligation to pay to the various participants in the rental pool for 50% of the costs to refurbish their respective units, at the net present value (calculated at a discount rate of 15%) of the total principal payment liability of $7,273 due over the repayment period of the program which ends with the payment for the fourth quarter of 2009. Interest on this liability accrues at a rate of 5% and is paid quarterly. Principal payments begin in the first quarter of 2005 and will be paid quarterly through the fourth quarter of 2009. Amortization of the discount is charged to interest expense ratably over the period through 2009. The amortization charged to interest expense for the period from July 16 to December 31, 2004 is $248. The net present value of this liability as of December 31, 2004 is $4,600.

        The corresponding benefit from the Master Lease Agreement refurbishment program is deemed to be considered in the valuation of the rental pool intangible asset and is amortized over the term of the current master lease agreement which expires in 2011. Minimum undiscounted principal payments on the refurbishment program are as follows:

Year	Principal
(in thousands)
2005	$727
2006	1,091
2007	1,455
2008	1,818
2009	2,182

Total	$7,273

Westin Termination Fee

        The July 15, 2004 management agreement that we executed with Westin provides for the payment of a termination fee to Westin, subject to the terms and conditions set-forth in that agreement, of $5,900. This amount is reduced three hundred sixty-five dollars for each day elapsed from the effective date until the termination date; provided, however, that the termination fee shall not be reduced below $5,500. The obligation, which is included in other long-term liabilities on the balance sheet, was recorded at its net present value on July 16, 2004 of $4,631 (calculated at a discount rate of 7%). Amortization of the discount is charged to interest expense ratably over the period through December 31, 2006. The amortization charged to interest expense for the period July 16 to December 31, 2004 is $163. The net present value of this liability as of December 31, 2004 is $4,794.

Troon Supplemental Fee

        The July 15, 2004 facility management agreement executed with Troon provides for the payment of a supplemental fee to Troon, subject to the terms and conditions set forth in that agreement, of $800. The obligation, which is included in other long-term liabilities on the balance sheet, was recorded at its net present value on July 16, 2004. The net present value on that date was $682 (calculated at a discount rate of 7%). Amortization of the discount is charged to interest expense ratably over the period through December 31, 2006. The amortization charged to interest expense for the period July 16 to December 31, 2004 is $22. The net present value of this liability as of December 31, 2004 is $704.

8.     Leases

        The Company leases equipment under capital and operating leases. Lease expense was approximately $111 for the period from July 16 to December 31, 2004. Future minimum lease payments under leases in excess of one year are as follows:

	Capital	Operating
2005	$333	$288
2006	246	288
2007	245	259
2008	205	212

Total	1,029	1,047
Less amount representing interest	(150)	—

Total	879	$1,047

Less Current Portion	267

Long-Term Portion	$612

9.     Commitments and Contingencies

        While the Company is subject to claims and lawsuits in the normal course of operations, the Company does not believe that the ultimate resolution of such matters will materially impair operations or have an adverse effect on the Company's financial position and results of operations.

Employee Benefit Plans

        The Company maintains a defined contribution Employee Thrift and Investment Plan (the "Plan"), which provides retirement benefits for all eligible employees who have elected to participate. Employees must fulfill a 90-day service requirement to be eligible. The Company currently matches one half of the first 6% of an employee's contribution. Company contributions approximated $77 for the period July 16 to December 31, 2004.

Westin Management Company South and Troon Golf, LLC.

        The Company's July 15, 2004 management agreement with Westin provides that Westin will manage the Resort for a fee of 2.2% of the Resort's gross revenues. Contemporaneously with the signing of that agreement, Westin entered into a management contract with Troon Golf to manage the golf facilities of the Resort for a fee equal to 2% of the Resort's gross golf revenue. The agreements also provide for the opportunity to earn supplemental fees based on financial performance. The management agreement has a termination date of December 31, 2017. Troon's contract with Westin has a termination date of July 15, 2009.

11.   Subsequent events

        On March 10, 2005 in the Circuit Court of the Sixth Judicial Circuit, in and for Pinellas County, Florida, Civil Division, the Company filed a Motion to Intervene in the proceeding of Innisbrook Condominium Association, Inc., C. Frank Wreath, Meredith P. Sauer, and Mark Banning (Plaintiffs) vs. Pinellas County, Florida, Golf Host Resorts, Inc. and Innisbrook F LLC (Defendants). The above-named Plaintiffs have filed a multi-count complaint seeking injunctive and declaratory relief with respect to the land use and development rights of a tract of land known as Parcel F. Parcel F is a parcel of land located within the Resort. We have filed a Motion to Intervene as a defendant in the above-referenced action in order to protect our property, and land use and development rights with respect to Parcel F and our property. A hearing on the Motion to Intervene is scheduled for April 4, 2005. If allowed to intervene, the Company will seek to obtain a ruling from the court which preserves and protects its property, and land use and development rights with respect to Parcel F and our property, in order to maximize the value of those rights as they relate both to Parcel F and the Resort in general. The Company refers to this matter as the Land Use Lawsuit.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholder and Board of Directors
Golf Host Resorts, Inc.

        We have audited the consolidated statements of operations, changes in shareholder's deficit and cash flows for the period from January 1, 2004 to July 15, 2004 of Golf Host Resorts, Inc. and Subsidiary. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of Golf Host Resorts, Inc. and Subsidiary's operations and their cash flows for the period from January 1, 2004 to July 15, 2004 in conformity with accounting principles generally accepted in the United States of America.

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered a loss from operations for the period from January 1, 2004 to July 15, 2004 and has a shareholder's deficit that raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Charlotte, North Carolina March 24, 2005	BDO Seidman, LLP

Report of Independent Registered Certified Public Accounting Firm

To the Shareholder and Board of Directors of Golf Host Resorts, Inc.

        In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of changes in shareholder's deficit and of cash flows present fairly, in all material respects, the financial position of Golf Host Resorts, Inc. and subsidiary at December 31, 2003, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 of the notes to the consolidated financial statements, the Company has suffered recurring losses from operations, has negative working capital and has a shareholder's deficit that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1 and 6. Additionally, as described in Notes 6 and 9, the Company has defaulted under the terms of its debt agreement and its parent, Golf Host, Inc., is a defendant to a class action lawsuit wherein the plaintiffs allege breaches of contract by the Company. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/	PricewaterhouseCoopers, LLP Tampa, Florida March 30, 2004

Golf Host Resorts, Inc and Subsidiary

Consolidated Balance Sheet

December 31, 2003
Assets
Current assets:
Restricted cash	$2,489,761
Accounts receivable, net	1,578,294
Other receivables	120,966
Inventories and supplies	1,348,526
Prepaid expenses and other assets	350,161

5,887,708

Intangibles, net	11,602,195
Property and equipment, net	37,164,124
Other assets	6,279,340

Total assets	$60,933,367

Liabilities and Shareholder's Deficit
Current liabilities:
Debt due within one year	$78,975,000
Accounts payable	4,501,132
Accrued payroll costs	885,531
Accrued interest	23,751,133
Other payables and accrued expenses	2,541,365
Deposits and deferred revenue	1,867,326
Due to related parties	832,774

113,354,261
Other long-term liabilities	10,265,009
Long-term refurbishment	6,960,748
Deferred income taxes	1,255,000

Total liabilities	131,835,018

Shareholder's deficit:
Common stock, $1 par, 5,000 shares authorized, issued and outstanding	5,000
5.6% cumulative preferred stock, $1 par, 4,577,000 shares authorized, issued and outstanding	4,577,000
Paid-in capital	(8,487,323)
Shareholders' receivable	(223,709)
Accumulated deficit	(66,772,619)

Total shareholder's deficit	(70,901,651)

Total liabilities and shareholder's deficit	$60,933,367

The accompanying notes are an integral part of these financial statements

Golf Host Resorts, Inc. and Subsidiary

Consolidated Statements of Operations

		Year ended December 31,
	Period 01/01/04 to 07/15/04
		2003	2002
Revenues:
Resort facilities	$6,671,556	$11,785,522	$12,156,198
Food and beverage	5,823,600	11,213,597	11,335,921
Golf	7,114,739	10,873,605	11,528,611
Other	3,012,836	5,061,906	5,575,210

	22,622,731	38,934,630	40,595,940

Costs and operating expenses:
Resort facilities	5,611,085	10,168,879	9,659,301
Food and beverage	4,648,081	8,036,799	7,974,357
Golf	4,249,551	7,157,362	6,186,797
Other	4,903,405	8,284,514	8,527,711
General and administrative	2,803,468	4,640,210	4,728,215
Depreciation and amortization	1,625,897	2,997,546	3,597,040

	23,841,487	41,285,310	40,673,421

Operating loss	(1,218,756)	(2,350,680)	(77,481)
Interest expense, net	5,126,620	9,115,537	9,100,748

Net loss	(6,345,376)	(11,466,217)	(9,178,229)
Dividend requirements on preferred stock	138,835	256,312	256,312

Net loss attributable to common shareholder	$(6,484,211)	$(11,722,529)	$(9,434,541)

The accompanying notes are an integral part of these financial statements

Golf Host Resorts, Inc. and Subsidiary

Consolidated Statements of Changes in Shareholder's Deficit

	$1 Par Value Common Stock		5.6% Cumulative Preferred Stock
					Paid-in Capital	Shareholder's Receivable	Accumulated Deficit	Total Shareholder's Deficit
	Shares	Amount	Shares	Amount
Balance, December 31, 2002	5,000	$5,000	4,577,000	$4,577,000	$(8,487,323)	$—	$(55,050,090)	$(58,955,413)
Shareholder's receivable	—	—	—	—	—	(223,709)	—	(223,709)
Net loss available to common shareholder	—	—	—	—	—	—	(11,722,529)	(11,722,529)

Balance, December 31, 2003	5,000	$5,000	4,577,000	$4,577,000	$(8,487,323)	$(223,709)	$(66,772,619)	$(70,901,651)
Net loss available to common shareholder	—	—	—	—	—	—	(6,484,211)	(6,484,211)

Balance, July 15, 2004	5,000	$5,000	4,577,000	$4,577,000	$(8,487,323)	$(223,709)	$(73,256,830)	$(77,385,865)

The accompanying notes are an integral part of these financial statements

Golf Host Resorts, Inc. and Subsidiary

Consolidated Statements of Cash Flows

		Year Ended December 31,
	Period 01/01/04 to 07/15/04
		2003	2002
Cash flows from operating activities:
Net loss	$(6,345,376)	$(11,466,217)	$(9,178,229)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for bad debts	54,052	30,000	37,057
Depreciation and amortization	1,625,898	2,997,546	3,597,040
Gain on disposition of capital lease	—	(28,552)	(294,821)
Amortization of refurbishment costs	584,945	860,111	407,015
Affiliate asset contribution	—	—	(425,688)
Changes in operating assets and liabilities:
(Increases) decreases in:
Restricted cash	(1,000,823)	31,088	(1,107,523)
Accounts receivable and other receivables	153,922	402,256	(74,811)
Inventories and supplies	266,268	(190,734)	(87,512)
Prepaid expenses and other assets	(177,917)	164,332	99,469
Increases (decreases) in:
Cash overdraft	2,120,253	(69,846)	69,846
Accounts payable	(1,411,036)	(471,904)	(1,113,573)
Accrued payroll costs	(239,134)	(7,693)	120,928
Accrued interest	5,454,220	9,212,814	9,084,962
Other payables and accrued expenses	(781,591)	(180,458)	(53,203)
Deposits and deferred revenue	(780,038)	(136,612)	(691,335)
Due to related parties	1,400,223	377,661	(105,938)

Cash provided by operating activities	923,866	1,523,792	283,684

Cash flows from investing activities:
Increases in other assets	—	(25,268)	(51,236)
Purchases of property and equipment	(923,866)	(1,225,273)	(714,668)

Cash (used in) provided by investing activities	(923,866)	(1,250,541)	(765,904)

Cash flows from financing activities:
Repayment of existing debt	—	(49,542)	(183,182)
Advances to GHI	—	(223,709)	—

Cash (used in) provided by financing activities	—	(273,251)	(183,182)

Net (decrease) increase in cash	—	—	(665,402)
Cash, beginning of period	—	—	665,402

Cash, end of period	$—	$—	$—

Noncash financing and investing activities:
Satisfaction of preferred stock dividend requirement through the intercompany account	$139,000	$256,312	$256,312
Capital lease obligation	$972,000	$49,542	$—
Refurbishment program	$—	$1,412,234	$5,548,514
Other information:
Interest paid in cash	$212,000	$—	$129,151

The accompanying notes are an integral part of these financial statements

Golf Host Resorts, Inc. and Subsidiary

Notes to Financial Statements

January 1 through July 15, 2004, December 31, 2003 and 2002

1.     Organization, Business and Liquidity

        Golf Host Resorts, Inc. (the "Company") is a wholly owned subsidiary of Golf Host, Inc. ("GHI") and owns The Westin Innisbrook Golf Resort ("Innisbrook") in Tarpon Springs, Florida (the "Resort"). The Resort offers championship quality golf facilities, restaurant and conference facilities, and related resort facilities. A majority of the condominium apartment owners at the Resort provide their units as resort accommodations under rental pool lease operations.

        On June 23, 1997, TM Golf Hosts, Inc. acquired the Company (the "Acquisition"). The purchase price was approximately $66,333,000, including assumption of certain liabilities. For financial statement purposes, the Acquisition was accounted for as a purchase and accordingly, the purchase price was allocated based upon the fair value of assets and liabilities acquired.

        Golf Host Condominium, Inc. ("GHC"), a wholly owned subsidiary of the Company, was formed on December 1, 1997. GHC's assets consist of three Innisbrook condominiums and a linen room within condominium lodge number 28. These condominiums serve as collateral for the GTA debt noted in Note 6 of the financial statements.

        The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has negative working capital at December 31, 2003 of approximately $107,467,000 and has incurred operating losses for each of the periods since the Acquisition. Additionally, as described in Note 6, the Company failed to make scheduled interest payments beginning with October 2001, has defaulted under the terms of its debt agreement, and GHI is a defendant to a class action lawsuit the basis of which relates to alleged actions by the Company (Note 8).

        Management is seeking to negotiate a settlement agreement with its lender (Note 6). In addition, management has developed and implemented sales and marketing plans to increase total Resort revenues through targeting guests likely to utilize more Resort amenities and continues to review its operating costs to determine where cost savings can be achieved. The Company has an agreement with Westin Hotel Company ("Westin") whereby cash deficiencies, as limited and defined by the agreement, arising from the Innisbrook operation are temporarily funded by Westin (Note 9).

        As a result of the preceding matters, substantial doubt exists about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

2.     Accounting Policies

Principles of Consolidation

        The consolidated financial statements include the accounts of Golf Host Resorts, Inc. and Golf Host Condominium, Inc. All significant intercompany balances and transactions are eliminated in consolidation.

Use of Estimates

        Preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions, which affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash, Cash Equivalents and Restricted Cash

        The Company considers all short-term highly liquid investments with a purchased maturity of three months or less to be cash equivalents.

        At December 31, 2003 the balance in restricted cash of approximately $2,490,000 primarily represents cash restricted for capital improvements pursuant to the Company's loan agreement with Golf Trust of America ("GTA"). Of this amount, approximately $1,304,000 at December 31, 2003 was set-aside in a capital replacement fund. The Company is using the remaining restricted cash to fund operations. The Company is required to maintain, as defined under the Westin Management Agreement (Note 9), a capital replacement fund for future capital improvements.

Accounts Receivable

        Accounts receivable represents amounts due from Resort guests and is net of allowances of approximately $30,000 for doubtful accounts at December 31, 2003.

Inventories and Supplies

        The Company records inventories and supplies at the lower cost, on a first-in, first-out basis, or market.

Property and Equipment

        Property and equipment are stated at cost, less accumulated depreciation and amortization. Costs of maintenance and repairs of property and equipment used in operations are charged to expense as incurred, while renewals and betterments are capitalized. When property and equipment are replaced, retired or otherwise disposed of, the costs are deducted from the asset and accumulated depreciation accounts. Gains or losses on sales or retirements of buildings, vehicles and certain golf course and recreational facilities are recorded in income.

        Depreciation is recorded using the straight-line unit method for buildings, vehicles and certain golf course and recreational facilities, and the straight-line composite method for the other components. Estimates of useful lives used in computing annual depreciation are as follows:

Estimated useful life in years
Land improvements	28 to 30
Buildings	40
Recreational facilities	30
Machinery and equipment	10 to 15

Other Assets

        Other assets consist of costs incurred in conjunction with refurbishment of condominium units provided as Resort accommodations under the rental pool lease operations. In accordance with the revised MLA (Note 8), the Company will reimburse 50% of the costs incurred by individual condominium owners for the completion of the refurbishment program. The Company is amortizing the refurbishment program costs on a straight-line basis through 2009, the term of the revised MLA, subsequent to the completion of the refurbishment project.

Long-Lived Assets

        Statement of Financial Accounting Standards ("FAS") No. 144 ("FAS 144"), Accounting for the Impairment or Disposal of Long-Lived Assets, requires the Company to review long-lived assets to be held and used for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset. If an asset is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value. The Company has performed an evaluation of the long-term resort assets and related intangibles. Based upon that analysis, gross cash flows exceed the carrying value of property and equipment and the related intangibles. However, the fair value is significantly less than the carrying value of collateralized debt and past due interest.

Parent Company Allocations and Advances

        The Company reimburses GHI for administrative and other expenses based on estimated time and expenses incurred. Amounts charged were approximately $341,000, $384,000 and $384,000 for the period January 01, 2004 to July 15, 2004 and the years ended December 31, 2003 and 2002, respectively. The Company also receives cash advances from GHI to fund cash flow shortages. At December 31, 2003, $1,212,000 was payable to GHI for cash advances and other expenses.

Shareholder's Receivable

        At December 31, 2003 shareholder's receivable represents expenses funded by the Company on behalf of GHI for the Class Action Lawsuit (Note 8). There are no formal terms for repayment and the obligation is non-interest bearing.

Preferred Stock

        At December 31, 2003 the Company had 4,577,000 shares of $1 par value, 5.6% cumulative preferred stock. The annual dividend requirement on the preferred stock of approximately $256,000 has been recorded as a charge against accumulated deficit as the Company has no paid-in capital. At July 15, 2004 and December 31, 2003, cumulative dividends in arrears of approximately $1,712,000 and $1,573,000 (or approximately $0.34 per share) are included in due to related parties in the accompanying balance sheet.

Revenue

        Revenue from Resort operations is recognized as the related service is performed. Revenue includes rental revenues generated from condominium units owned by third parties participating in the rental pool lease operations. If these rental units were owned by the Company, normal costs associated with ownership such as depreciation, interest, real estate taxes and maintenance would have been incurred. Instead, costs and operating expenses include distributions of approximately $2,502,000 and

$4,656,000 and $4,475,000 for the period January 01, 2004 to July 15, 2004 and the years ended December 31, 2003 and 2002, respectively, to the rental pool participants.

Interest Expense, Net

        The Company's cash management policy is to utilize cash resources to minimize net interest expense, through either temporary cash investments or reductions in existing interest-bearing obligations. Accordingly, temporary cash investments and interest income vary from period to period. Interest expense is net of interest income of approximately $16,000, $11,900 and $43,000 for the period January 01, 2004 to July 15, 2004 and the years ended December 31, 2003 and 2002, respectively.

Employee Benefit Plans

        GHI maintains a defined contribution Employee Thrift and Investment Plan (the "Plan"), which provides retirement benefits for all eligible employees who have elected to participate. Employees must fulfill a 90-day service requirement to be eligible. The Company currently matches one half of the first 6% of an employee's contribution. Company contributions approximated $94,000, $167,000 and $173,000 for the period January 01, 2004 to July 15, 2004 and the years ended December 31, 2003 and 2002, respectively, and are fully funded.

Recent Accounting Pronouncements

        In November 2002, the Financial Accounting Standards Board (the "FASB") issued FASB Interpretation ("FIN") No. 45. "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 elaborates on the disclosures to be made by a guarantor in its annual financial statements about its obligations under certain guarantees that is has issued. Fin No.45 requires a guarantor to recognize, as the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee. The disclosure provisions of FIN No. 45 were effective for financial statement for periods ending after December 15, 2002. Additionally, the recognition of a guarantor's obligation was to be applied on a prospective basis to guarantees issued after December 31, 2002. The adoption of the disclosure and recognition provisions of FIN No. 45 had no effect on the Company's consolidated financial statements.

        In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." In December 2003, the FASB issued Fin No. 46 (Revised) ("FIN 46-R) to address certain FIN No.46 implementation issues and clarify the application of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements fro companies that have interests in entities that are Variable Interest Entities ("VIE"), as defined under FIN No. 46. According to this interpretation, if a company has an interest in a VIE and is at risk for a majority of the VIE's expected losses or receives a majority of the View's expected gains it shall consolidate the VIE. This interpretation is effective no later that the end of the reporting period ending after March 15, 2004. The adoption of the provisions of this interpretation is not expected to have an effect on the Company's consolidated financial statements.

        In April 2003, the FASB No. 149, "Amendments of Statement 133 on Derivative Instruments and Hedging Activities." FAS No. 149 amends and clarifies accounting for derivative instruments embedded in other contracts and for hedging activities under FAS No. 133. FAS No. 149 is effective for contracts entered into or modifies after June 30,2003 and for hedging relationships designated after June 30, 2003. The adoption of the provisions of FAS No. 149 had no effect on the Company's consolidated financial statements.

        In May 2003, the FASB issued FAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." FAS No. 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities statements of financial position. Previously, many of these financial instruments were classified as equity. FAS No. 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning for the first reporting period beginning after June 15, 2003. The adoption of the provisions of FAS No.150 did not have a material effect on the Company's consolidated financial statements.

Reclassifications

        Certain prior year balances have been reclassified to conform to the current year presentation.

3.     Property and Equipment

        Property and equipment consists of the following:

December 31, 2003
Land and land improvements	$6,513,584
Buildings	12,397,352
Golf courses and recreational facilities	18,606,014
Machinery and equipment	12,100,569
Construction in progress	110,211

49,727,730
Less accumulated depreciation	(12,563,606)

$37,164,124

        Construction in progress ("CIP") consists of costs incurred while constructing Resort amenities. The construction projects that were underway during the year ended December 31, 2003 were short term in nature and did not qualify for the capitalization of interest.

        Depreciation expense of approximately $1,159,000, $2,136,000 and $2,737,000 was recorded for the period January 01, 2004 to July 15, 2004 and the years ended December 31, 2003 and 2002, respectively.

        The Company leases equipment under operating leases. The Company recognized approximately $257,000, $399,200 and $344,400 in lease expense for the period January 01, 2004 to July 15, 2004 and the years ended December 31, 2003 and 2002, respectively. Future minimum lease payments under operating leases in excess of one year are as follows.

2004	$421,400
2005	543,700
2006	319,800
2007	291,200
2008	244,500
Thereafter	122,200

$1,942,800

4.     Intangible Assets

        Resulting from the Acquisition, a Resort intangible of approximately $30,400,000, relating to acquiring an operating Resort property with an existing rental pool agreement, was recorded and is being amortized on a straight-line basis over 20 years. In accordance with FASB Statement No. 142, Goodwill and Other Intangible Assets,the Company's intangible asset has been specifically identified and will continue to be amortized over its remaining useful life. Amortization expense for all intangible assets was approximately $467,000, $860,000 and $860,000 for the period January 01, 2004 to July 15, 2004 and the years ended December 31, 2003 and 2002, respectively.

        During the years ended December 31, 2003 and 2002, the Company reviewed the carrying value of the intangible asset and determined that intangible impairment had not occurred. Advance bookings and rental pool participation had stabilized from a historical perspective, and the pro forma cash flows, based upon advance bookings indicate that no deterioration in the carrying value should be recognized in 2003.

5.     Other Payables and Accrued Expenses

        Other payables and accrued expenses consists of the following:

December 31 2003
Rental pool lease distribution	$1,040,282
Taxes, other than income taxes	1,173,129
Other	327,954

$2,541,365

6.     Line of Credit and Notes Payable

        Concurrent with the Acquisition, the Company obtained a $78,975,000 note payable from GTA. The note payable has two components: a $69,975,000 participating mortgage note and a $9,000,000 credit facility. The note payable is guaranteed by GHI and collateralized by substantially all assets other than the Company's accounts receivable and approximately 38 acres of undeveloped land.

        The note payable agreement stipulates that Additional Collateral is to be released when the ratio of the Innisbrook Resorts Net Operating Income equals or exceeds a coverage ratio to Debt Service, as defined. The coverage ratio was not met for the three years ended December 31, 2003. The agreement defines un-pledged GTA shares and/or the proceeds of the sale of these shares as Additional Collateral.

        The participating mortgage note was used to finance the Company's Acquisition and purchase of GTA stock. The participating mortgage note calls for initial annual interest payments of $6,739,063 with an annual 5% increase in the interest payment, prorated for partial years, commencing January 1, 1998 and continuing each year through 2002. Interest, payable monthly, has been recorded using the effective interest method. The effective interest rate is approximately 11.5%, as defined in the loan agreement, over the life of the note payable. In addition, the participating mortgage note calls for participation payments based upon levels of revenue, as defined, of the Innisbrook property ("Participating Interest"). No participating interest has been incurred for the two years ending December 31, 2003.

        Principal on the GTA note payable is due at maturity on June 23, 2027. Upon expiration or earlier termination of the participating mortgage note, GTA has the option to purchase Innisbrook at fair market value.

        The $9,000,000 credit facility bears interest initially at a 9.75% fixed rate with an annual 5% interest escalator commencing January 1, 1998 (effectively 11.94%and 11.94% for the years ended December 31, 2003 and 2002, respectively) and continuing each year through 2002. As of December 31, 2003, the Company has drawn the full $9,000,000 available under this facility.

        The Company was informed by GTA on November 29, 2001 that the Company is in default on the $78,975,000 note payable arising from the Company's failure to pay the October 2001 interest payment and all subsequent principal and interest payments, which have not been made. GTA has asserted its right to accelerate payment of the total outstanding principal and interest amounts.

        The Company is seeking to negotiate a Settlement Agreement with GTA. In connection with the proposed Settlement Agreement, the Company would transfer to GTA the Resort property, three condominium units and linen room located at the Innisbrook Resort, the acquired interest in GTA stock and operations held by the parent, and all rights, title and interests of the Company under existing contracts and agreements. In addition, the Company would provide a limited indemnity to defend and hold harmless GTA (and its affiliates) from and against any and all costs, liabilities, claims, losses, judgments or damages arising out of or in connection with a lawsuit known as the Class Action Lawsuit, as well as liabilities accruing on or before the closing date relating to employee benefits and liabilities for contracts or agreements not disclosed by the Company to GTA. In return, it is anticipated that GTA will deliver to the Company a duly executed release. A Settlement Agreement has yet to be signed and no terms are definite. Neither GTA nor any of its affiliates is under any obligation to continue negotiating with the Company or to execute the Settlement Agreement, and could initiate foreclosure proceedings and pursue its other remedies at any time. On July 15, 2004, a Settlement Agreement was reached which was not materially inconsistent with the terms noted above.

        The Company incurred interest expense of approximately $4,940,000, $9,121,000 and $9,120,000 on the GTA note payable during the period January 01, 2004 to July 15, 2004 and the years ended December 31, 2003 and, 2002, respectively, of which $23,751,000 was payable at December 31, 2003. Accrued interest is classified as current as a result of the default on the GTA loan.

        As a condition under the note payable agreement with GTA, the Company acquired 159,326 common shares of Golf Trust of America, Inc. (the 100% owner of GTA) and 274,000 Operating Partnership Units ("OPUs") in GTA for $8,975,000 with an option to acquire for $26 per unit 150,000 additional OPUs. The note payable agreement restricts the Company's ability to sell its investments in GTA until certain Company operating results, as defined, are attained. The Company distributed its GTA investment to its parent upon acquisition.

7.     Income Taxes

        On April 17, 1998, the Company filed an election with the Internal Revenue Service to change its tax status to a Qualified Subchapter S Subsidiary effective February 3, 1998. As a result of this election, no provision for income taxes has been included in the accompanying consolidated financial statements for any federal, state or local taxes sine any income (loss) is passed through to its shareholder. The remaining deferred tax liability represents the estimated liability for taxes to be paid on built-in gains associated with the sale of assets within the statutory 10-year period from Acquisition.

        No valuation allowance is provided on deferred tax assets as management believes it is more likely than not that such assets will be realized upon sale of its assets or settlement with GTA. Under the Internal Revenue Code, if certain substantial changes in the Company's ownership occur, there are annual limitations on utilization of loss carry-forwards.

December 31, 2003
Deferred income taxes consist of the following:
Deferred income tax asset:
Net operating loss	$331,875
Deferred income tax liability:
Basis difference in property and intangible assets	(1,586,875)

Total deferred income tax liability	$(1,255,000)

8.     Commitments and Contingencies

Rental Pool Distribution

        The Company offered, effective January 1, 1998 and amended and restated effective January 1, 2000, a separate Guaranteed Distribution Master Lease Agreement ("GMLA") to Innisbrook participants. Among other things, the GMLA provides for an equal sharing between the Company and Innisbrook participants of Adjusted Gross Revenues, and includes as deductions from the Gross Income Distribution, as defined, a 5.5% Management Fee and a 3% Marketing Fee. The Company also guaranteed that distributions would not be less than an amount, which approximates the 1996 Gross Income Distribution on an individual unit basis, as prorated based upon Weighted Days Pool Participation, as defined. For the period January 01, 2004 to July 15, 2004, no amounts were due the participants under the GMLA. For the year ended December 31, 2003, the Company was obligated to pay the GMLA participants less than $1,000 and the obligation for the year ended December 31, 2002 was less than $1,600. The GMLA has a non-cancelable term through 2011 with an annual rental pool participation election by individual unit owners. As of December 31, 2003, one unit owner actively participated in the rental pool pursuant to the GMLA.

        A new MLA ("NMLA") was effective January 1, 2002. On an annual basis, beginning in 2002, each condominium owner may elect to participate in either the NMLA or the GMLA. If an owner elects to participate in the NMLA, the owner is prohibited from returning to the GMLA. The NMLA provides for Adjusted Gross Revenues, as defined, to be divided 40% to the Innisbrook rental pool participants and 60% to the Company. In addition, the Company has agreed, as part of the NMLA, to reimburse rental pool participants in the NMLA for up to 50% of actual unit refurbishment costs beginning in 2005 through 2009, so long as the rental pool participation threshold, as defined, is maintained. In addition, the Company has agreed to pay the participants interest at 5% on the unpaid 50% of the refurbishment costs, beginning in 2002 so long as the participation threshold is maintained. Interest in the amount of approximately $274,000, $314,000 and $159,000 was incurred under this agreement for the period January 01, 2004 to July 15, 2004 and the years ended December 31, 2003 and 2002, respectively. Should the Company elect to terminate the NMLA before its expiration in 2011, all unpaid balances of refurbishment costs and related interest would be due and payable to the Participants. If the Company proves unsuccessful in its defenses in the class-action lawsuit described below, any rental pool participant who elected to participate in the class action lawsuit, subject to the NMLA, will forego reimbursement by the Company for renovations equal to their pro-rata amount of the class-action settlement proceeds. The net liability for the Company's share of the estimated cost of the refurbishments completed as of December 31, 2003 is approximately $6,961,000 and is included in long-term refurbishments on the consolidated balance sheet. The corresponding asset is included in other assets and is being amortized on a straight-line basis over the period from the time each phase of the refurbishment is placed in service through the completion of payment in 2009. The amortization expense for the period January 01, 2004 to July 15, 2004 and the years ended December 31, 2003 and 2002 is approximately $585,000, $860,000 and $407,000, respectively, and is included in resort facilities expense.

Legal

        The Company, in the normal course of operations, is also subject to claims and lawsuits. The Company does not believe that the ultimate resolution of these matters will materially impair operations or have an adverse effect on the Company's financial position and results of operations.

        GHI has been named as a defendant in a consolidated class action lawsuit (the "Class Action Lawsuit") whereby the plaintiffs allege breaches of contract, including breaches in connection with the Rental Pool Master Lease Agreement. The plaintiff's are seeking damages and declaratory judgment stating the plaintiffs are entitled to participate in the rental pool if one exists, a limitation of the total number of club memberships and a limitation of golf course access to persons who are either condominium owners who are members, their accompanied guest, or guest of the resort. Deposition of class members and others, including depositions of prior executives of Golf Host Resorts, have been taken and additional discovery remains. The court had postponed the previously scheduled trial date of February 3, 2003; a new trial date has not yet been set. As of December 31, 2003, the court decertified the class and denied the plaintiff's subsequent motion to permit additional owners to intervene in the lawsuit. In addition, the plaintiffs filed a complaint seeking to "pierce the corporate veil". The court dismissed the veil piercing complaint with prejudice. The plaintiffs appealed the decertification of the class; the denial to intervene and the veil piercing dismissal to the Florida Court of Appeals, Second District. The Court of Appeals has affirmed the lower court's de-certification of the class and has affirmed the lower court's dismissal with prejudice of the veil piercing case. No decision on the intervention appeal has been made. As this litigation is still in progress, the Company is not yet able to determine whether the resolution of this matter will have a material adverse effect on the Company's financial condition or results of operations. However, the Company believes GHI has successful defenses based upon consultations with legal counsel and intends to vigorously defend this action.

9.     Westin Agreements

        Westin became manager of Innisbrook effective July 15, 1997, for a 20-year term unless terminated earlier as provided for in the agreement. Westin receives annual management fees, based on revenues of Innisbrook, and certain cost reimbursements. Westin's management fee amounted to approximately $320,000, $576,000 and $584,000 for the period January 1 to July 15, 2004 and the years ended December 31, 2003 and 2002, respectively.

        The Westin management agreement requires the Company to maintain a capital replacement fund based on an amount calculated as the greater of 3% of gross revenues or a minimum threshold amount as defined in the agreement, calculated on a monthly basis. The Company contributed $2,403,000 for the year ended December 31, 2003 and an additional $1,665,000 is required to be segregated at December 31, 2003. At December 31, 2003, the capital replacement fund had a balance of approximately $1,304,000, and is included in restricted cash in the accompanying consolidated balance sheets.

        In April 1998, the Company signed an agreement, under which Westin will provide 50% of the funding for approved capital expenditures incurred subsequent to the Acquisition in excess of the annual capital replacement fund requirements, defined above, in addition to providing 50% of the funding for the initial capital requirements over $6,000,000, as defined. During the year ended December 31, 2002, Westin and the Company agreed that the amount due under the agreement was approximately $426,000. This amount was offset against unpaid management fees and reimbursable expenses due Westin under the management agreement and is included in other income for the year ended December 31, 2002. At December 31, 2003, there are no amounts due under the agreement.

        Additionally, under the terms of the Innisbrook management agreement, Westin guaranteed a minimum cash flow to Innisbrook. The agreement provided that if Incentive Cash Flow, as defined, is less than the Minimum Annual Payment, as defined, for the operating year, then Westin will fund a non-interest bearing advance to Innisbrook for the shortage up to $2,500,000, with the advance being repayable when the Company has Available Cash, as defined. As of December 31, 2003, $10,265,000 had been advanced to the Company and are included in other long-term liabilities.

        Amounts payable to Westin of $1,134,000 at December 31, 2003, include management fees and certain cost reimbursements and are included in accounts payable at December 31, 2003.

RENTAL POOL LEASE OPERATION—HISTORICAL SUMMARY

        The following financial statements of the Innisbrook Rental Pool Lease Operation (the "Rental Pool") are for the year ended December 31, 2004.

        The operation of the Rental Pool is tied closely to the Company's operations. The Rental Pool Master Lease Agreements provide for distribution of a percentage of the Company's room revenues to participating condominium owners ("Participants").

        The Company is filing this report as the "successor issuer" to GHR pursuant to Rule 15d-5 promulgated under the Exchange Act, as described in the Form 8-K that the Company filed on November 12, 2004.

        The Company is a single-member limited liability company, wholly owned by GTA-IB Golf Resorts, LLC which is a wholly owned subsidiary of Golf Trust of America, L.P. There is no established market for the Company's membership interests.

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

        The Rental Pool consists of condominiums at the Resort, which are provided as resort accommodations by their owners. The Participants have entered into Annual Rental Pool Lease Agreements ("ALAs") and either a Master Lease Agreement ("MLA") or, a Guaranteed Distribution Master Lease Agreement ("GMLA") which defines the terms and conditions related to the leases with GHR, the lessee. The ALAs expire at the end of each calendar year, and the MLA and GMLA expire(d) December 31, 2001 and December 31, 2011, respectively.

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

        GHR had historically experienced recurring net losses and working capital deficiencies, which from time to time created substantial doubt about the former owner's ability to continue as a going concern. We have assumed GHR's obligations under the Agreements in connection with the Settlement Agreement. As a result, we expect to experience some of the same operational challenges experienced by GHR during the Resort's recovery from the recently experienced economic downturn in the lodging industry. The continuation and success of the Rental Pool is contingent upon the continuation of operations of the Resort. In turn, the success of the Resort operations is contingent upon the continued participation of Participants in the Rental Pool. Items related to the continuation of the Resort as a going concern include such issues as: the sale of condominium units which do not participate in the Rental Pool or through a sale are removed from the Rental Pool, owners of units opting to live in their units, owners renting their units outside of the Rental Pool, and general economic conditions related to the destination resort industry.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Managers of GTA-IB, LLC and
the Lessors of the Innisbrook Rental Pool Lease Operation

        We have audited the accompanying balance sheets of the Innisbrook Rental Pool Operation ("Rental Pool") as of December 31, 2004, and the related statements of operations and changes in participants' fund balance for the year ended December 31, 2004. These financial statements are the responsibility of the Rental Pool's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Rental Pool's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Innisbrook Rental Pool Operation at December 31, 2004 and the results of its operations and changes in the participants' fund balance for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

        The accompanying financial statements have been prepared assuming that the Rental Pool will continue as a going concern. As discussed in Note 1 to the financial statements, the Rental Pool is party to lease agreements with an affiliated entity, whose ability to continue as a going concern is in doubt. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Charlotte, North Carolina March 24, 2005	BDO Seidman, LLP

Innisbrook Rental Pool Lease Operation

Balance Sheet—Distribution Fund

December 31, 2004
Assets
Receivable from GTA-IB, LLC for distribution	$917,383
Interest receivable from maintenance escrow fund	7,646

Total assets	925,029

Liabilities and participants fund balance
Due to participants for distribution	656,091
Due to maintenance escrow fund	268,938

Total liabilities and participants' fund balances	$925,029

See notes to financial statements.

Innisbrook Rental Pool Lease Operation

Balance Sheet—Maintenance Escrow Fund

December 31, 2004
Assets
Cash	$157,163
Certificates of deposit	1,615,000
Receivable from distribution fund	268,938
Construction work in progress	—
Inventory	3,756
Interest receivable	5,539

Total assets	$2,050,396

Liabilities and participants' fund balances
Accounts payable	$9,392
Construction retainage	5,214
Interest payable to distribution fund	7,646

Total liabilities	22,252
Carpet care reserve	29,997
Participants' fund balances	1,998,147

Total liabilities and participants' fund balances	$2,050,396

See notes to financial statements.

Innisbrook Rental Pool Lease Operation

Statement of Operations—Distribution Fund

Year ended December 31, 2004
Gross revenues	$10,658,131

Deductions:
Agents' commissions	440,552
Credit card fees	251,418
Audit fees	25,000
Uncollectable room rents	18,602
Linen replacement	153,892
Rental pool complimentary fees	5,734

895,198

Net revenues	9,762,933
Management fee	(5,857,759)

Income available for distribution	3,905,174
Adjustments to income available for distribution:
General pooled expenses	1,632
Corporate complimentary occupancy fees	22,601
Interest income/(expense)	(12,732)
Westin associate room fees	129,164
Occupancy fees	(1,089,288)
Advisory committee expenses	(196,083)

Net income available for distribution	2,760,468
Adjustments to net income available for distribution:
Occupancy fees	1,089,288
Hospitality suite fees	6,192

Amount available for distribution to participants	$3,855,948

See notes to financial statements.

Innisbrook Rental Pool Lease Operation

Statement of Changes in Participants' Fund Balances—Distribution Fund

Year ended December 31, 2004
Balance, beginning of year	$—
Additions:
Amounts available for distribution to participants	3,855,948
Interest earned from maintenance escrow fund	22,382
Reductions:
Amounts withheld for maintenance escrow fund	(993,385)
Amounts accrued or paid to participants	(2,884,945)

Balance, end of year	$—

See notes to financial statements.

Innisbrook Rental Pool Lease Operation

Statement of Changes in Participants' Fund Balance—Maintenance Escrow Fund

Year ended December 31, 2004
Balance, beginning of year	$1,791,589
Additions
Amounts withheld from occupancy fees	993,385
Interest earned	22,382
Charges to participants to establish or Restore escrow balances	374,322
Reductions
Maintenance charges	(890,878)
Refurbishment costs	—
Carpet care reserve deposit	(63,235)
Interest accrued or paid to distribution fund	(22,382)
Refunds to participants due under lease agreements	(207,036)

Balance, end of year	$1,998,147

See notes to financial statements.

Innisbrook Rental Pool Lease Operation

Notes to Financial Statements

December 31, 2004

1.     Rental Pool Lease Operation and Rental Pool Lease Agreements

Organization and Operations

        The Innisbrook Rental Pool Lease Operation (the "Rental Pool") consists of condominiums at the Westin Innisbrook Golf Resort ("the Resort"), which are provided as resort accommodations by their owners. The condominium owners ("Participants") have entered into Annual Rental Pool Lease Agreements ("ALAs") and the New Master Lease Agreement ("NMLA"), which define the terms and conditions related to each ALA with GTA-IB, LLC, the lessee of the Rental Pool. The ALAs expire at the end of each calendar year.

        The Rental Pool consists of two funds: the Distribution Fund and the Maintenance Escrow Fund. The Distribution Fund balance sheets primarily reflect amounts receivable from the Resort for the Rental Pool distribution payable to Participants and amounts due to the Maintenance Escrow Fund. The operations of the Distribution Fund reflect Participants' earnings in the Rental Pool. The Maintenance Escrow Fund reflects the accounting for certain escrowed assets of the Participants and, therefore, has no operations. It consists primarily of amounts escrowed by Participants or due from the Distribution Fund to meet escrow requirements, fund the carpet care reserve and maintain the interior of the unit.

Computation and Allocation of Earnings

        Under the NMLA, the Resort pays the owner a fee equal 40% of the Adjusted Gross Revenues in accordance with the terms of the agreement. Adjusted Gross Revenues are defined as Gross Revenues less agent's commissions, audit fees, occupancy fees when the unit is used by the Resort owner for non-rental purposes, linen replacements and credit card fees. Each Participant receives a fixed occupancy fee, based upon apartment size, for each day of unit specific occupancy. After allocation of occupancy fees and the payment of general rental pool expenses, the balance is allocated proportionally to the Participants, based on the Participation Factor as defined in the Agreement.

        Corporate complimentary occupancy fees are rental fees paid by the Resort owner to the Participants for complimentary rooms unrelated to Rental Pool operations. Westin Associate Room Fees represent total room revenues earned from the rental of condominiums by Westin employees passed through to the Rental Pool.

        In addition, the predecessor Resort owner has agreed, as part of the NMLA, to reimburse rental pool participants in the NMLA for up to 50% of the actual unit refurbishment costs, plus interest at 5% of the 50% of the refurbishment costs, beginning in 2002, so long as the minimum participation threshold as defined, is maintained. The NMLA and ALAs are referred to collectively as the "Agreements." GTA-IB, LLC (the "Company") assumed the predecessor resort owner's obligations under the Agreements.

Maintenance Escrow Fund Accounts

        The NMLA provides that 90% of the Occupancy Fees earned by each Participant are deposited in the Participant's Maintenance Escrow Fund account. This account provides funds for payment of amounts that are due from Participants under the Agreements for maintenance and refurbishment services. Should a Participant's balance fall below that necessary to provide adequate funds for maintenance and replacements, the Participant is required to restore the escrow balance to a defined minimum level. The NMLA provides for specific fund balances to be maintained, by unit type, size and age of refurbishment, as defined in the Agreement. Under the NMLA, a percentage of the Occupancy Fees are deposited into the carpet care reserve in the Maintenance Escrow Fund, which bears the expenses of carpet cleaning for all Participants. This percentage is estimated to provide the amount necessary to fund carpet cleaning expenses and may be adjusted annually. The amount expended for carpet care was approximately $37,000 for 2004.

        The Lessors' Advisory Committee invests the maintenance escrow funds on behalf of the Participants and in compliance with restrictions in the Agreements. The Lessors' Advisory Committee consists of nine Participants elected to advise the Resort owner in Rental Pool matters and negotiate amendments to the lease agreement. Income earned on these investments is allocated proportionately to Participants' Maintenance Escrow Fund accounts and paid quarterly through the Distribution Fund. Included in cash and cash equivalents at December 31, 2004 are certificates of deposit of $1,615,000, with maturity terms ranging from six months to twelve months and bearing interest at rates from 1.2% to 2.7%. At December 31, 2004, the cost of these investments approximates fair value.

2.     Summary of Significant Accounting Policies

Basis of Accounting

        The accounting records of the funds are maintained on the accrual basis of accounting.

Cash and Cash Equivalents

        The Company considers all short-term highly liquid investments with a purchased maturity of three months or less to be cash equivalents.

Use of Estimates

        Preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions which affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes

        No federal or state taxes have been reflected in the accompanying financial statements as the tax effect of fund activities accrue to the participants and sole member of the Company.

Affiliate Owned Condominiums

        GTA-IB Condominium, LLC, a wholly owned subsidiary of GTA-IB Golf Resort, LLC, owns three condominiums. Its condominiums participated in the Rental Pool under the NMLA in the same manner as all others.

Report of Independent Registered Certified Public Accounting Firm

To Golf Host Resorts, Inc. and the Lessors of the
Innisbrook Rental Pool Lease Operation

        In our opinion, the accompanying balance sheets and the related statements of operations and of changes in participants' fund balance present fairly, in all material respects, the financial position of the Innisbrook Rental Pool Lease Operation at December 31, 2003, and the results of its operations and the changes in participants' fund balance for each of the two years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the rental pool's operators; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 1 of the notes to financial statements, the Innisbrook Rental Pool Lease Operation is party to lease agreements with an affiliated entity, whose ability to continue as a going concern is in substantial doubt.

/s/	PricewaterhouseCoopers, LLP Tampa, Florida March 30, 2004

Innisbrook Rental Pool Lease Operation

Balance Sheet—Distribution Fund

December 31 2003
Assets
Receivable from Golf Host Resorts, Inc. for distribution	$1,040,282
Interest receivable from Maintenance Escrow Fund	6,489

$1,046,771

Liabilities and Participants' Fund Balance
Due to participants for distribution	$788,162
Due to Maintenance Escrow Fund	258,609

$1,046,771

The accompanying notes are an integral part of these financial statements.

Innisbrook Rental Pool Lease Operation

Balance Sheet—Maintenance Escrow Fund

December 31 2003
Assets
Cash and cash equivalents	$246,192
Short-term investments	1,330,000
Construction in progress	535
Receivable from Distribution Fund	258,609
Interest receivable	15,858

$1,851,194

Liabilities and Participants' Fund Balance
Accounts payable	$43,590
Contruction retainage	5,389
Interest payable to Distribution Fund	6,489
Carpet care payable	4,137
Participants' fund balance	1,791,589

$1,851,194

The accompanying notes are an integral part of these financial statements

Innisbrook Rental Pool Lease Operation

Statements of Operations—Distribution Fund

	For the years ended December 31,
	2003	2002
Gross revenues	$11,590,540	$11,956,378

Deductions:
Agents' commissions	478,603	493,479
Credit card fees	278,906	282,947
Audit fees	28,150	16,000
Uncollectible room rents	2,119	26,666
Linen Replacement	130,122	150,214
Rental Pool complimentary fees	4,428	4,914

	922,328	974,220

Adjusted gross revenues	10,668,212	10,982,158
Management fee	(6,399,246)	(6,584,394)

Gross income distribution	4,268,966	4,397,764
Adjustments to gross income distribution:
Management fee	(1,006)	(2,889)
Marketing fee	(548)	(1,577)
General pooled expenses	(9,439)	(12,355)
Miscellaneous pooled expenses	(45)	(236)
Corporate complimentary occupancy fees	18,418	20,158
GMLA guaranteed payment	2,008	—
Interest income/(expense)	(12,732)	145,803
Westin Associate room fees	67,080	73,549
Occupancy fees	(1,101,651)	(1,132,811)
Advisory Committee expenses	(209,755)	(211,178)
Life-safety settlement	(201,233)	—

Net income distribution	2,820,063	3,276,228
Adjustments to net income distribution:
Occupancy fees	1,101,651	1,132,811
Hospitality suite fees	7,002	5,776
Life-safety interest	2,890	—

Amount available for distribution to participants	$3,931,606	$4,414,815

The accompanying notes are an integral part of these financial statements

Innisbrook Rental Pool Lease Operation

Statements of Changes in Participants' Fund Balances—Distribution Fund

	Year ended December 31,
	2003	2002
Balance, beginning of year	$—	$—
Additions:
Amounts available for distribution to participants	3,931,606	4,414,815
Interest earned from Maintenance Escrow Fund	39,843	69,950
Reductions:
Amounts withheld for Maintenance Escrow Fund	(992,018)	(1,029,963)
Amounts accrued or paid to participants	(2,979,431)	(3,454,802)

Balance, end of year	$—	$—

The accompanying notes are an integral part of these financial statements

Innisbrook Rental Pool Lease Operation

Statements of Changes in Participants' Fund Balances—Maintenance Escrow Fund

	Year ended December 31,
	2003	2002
Balance, beginning of year	$3,444,280	$2,726,458
Additions:
Amounts withheld from occupancy fees	992,018	1,029,963
Interest earned	39,843	69,950
Charges to participants to establish or restore escrow balances	1,972,633	5,646,865
Reductions:
Maintenance charges	(841,340)	(654,261)
Refurbishment costs	(3,415,429)	(4,527,523)
Carpet care reserve deposit	(60,378)	(53,603)
Interest accrued or paid to Distribution fund	(39,843)	(69,950)
Refunds to participants under Lease Agreements	(300,195)	(723,619)

Balance, end of year	$1,791,589	$3,444,280

The accompanying notes a are an integral part of these financial statements

Innisbrook Rental Pool Lease Operation

Notes to Financial Statements

December 31, 2003 and 2002

1.     Rental Pool Lease Operation and Rental Pool Lease Agreements

Organization and Operations

        The Innisbrook Rental Pool Lease Operation (the "Rental Pool") consists of condominiums at the Westin Innisbrook Resort ("Innisbrook"), which are provided as resort accommodations by their owners. The condominium owners ("Participants") have entered into Annual Rental Pool Lease Agreements ("ALAs") and either a Master Lease Agreement ("MLA") or, effective January 1, 1998 and amended and restated MLA effective January 1, 2000, a Guaranteed Distribution Master Lease Agreement ("GMLA"), which define the terms and conditions related to each ALA with Golf Host Resorts, Inc. ("GHR"), the lessee of the Rental Pool. The ALAs expire at the end of each calendar year, and the MLA and GMLA remain in effect through December 31, 2001 and December 31, 2011, respectively.

        Effective January 1, 2002, the Company and the participants replaced the MLA, which expired on December 31, 2001, with a new Master Lease Agreement ("NMLA"). The NMLA provides for Adjusted Gross Revenues, as defined, to be divided 40% to the Innisbrook Rental Pool Participants and 60% to the Company. In addition, the Company has agreed, as part of the NMLA, to reimburse rental pool participants in the NMLA for up to 50% of the actual unit refurbishment costs, plus interest at 5% of the 50% of the refurbishment costs, beginning in 2002, so long as the minimum participation threshold as defined, is maintained. The MLA, GMLA, NMLA and ALAs are referred to collectively as the "Agreements."

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

        GHR has experienced recurring net losses and working capital deficiencies, which create substantial doubt about GHR's ability to continue as a going concern. The continuation and success of the Rental Pool is contingent upon the continuation of operations of Innisbrook. In turn, the success of the Innisbrook operations is contingent upon the continued participation of condominium owners in the rental pool. Items related to the continuation of Innisbrook as a going concern include such issues as: the ultimate resolution of the lawsuit know as the Class Action Lawsuit of Golf Hosts, Inc. ("GHI"), GHR's parent company, wherein the plaintiffs have alleged breaches of contract and are seeking a declaratory judgment stating the plaintiffs are entitled to participate in the Rental Pool if one exists, a limitation of the total number of Club memberships and a restriction of golf course access to members, guest of members, resort guests or guests of resort guests, the sale of condominium units which do not participate in the Rental Pool or through a sale are removed from the Rental Pool, owners of units opting to live in their units, owners renting their units outside of the Rental Pool, and general economic conditions related to the destination resort industry.

Computation and Allocation of Earnings

        Under the MLA, which expired on December 31, 2001, Participants and GHR shared Adjusted Gross Revenues in accordance with the terms of the Agreement. Adjusted Gross Revenues consist of revenues earned from the rental of condominiums, net of agents' commissions, credit card fees and audit fees. GHR receives a Management Fee equal to 47% of Adjusted Gross Revenues. Each Participant receives a fixed Occupancy Fee, based on apartment size, for each day of occupancy. After allocation of Occupancy Fees, the balance of Adjusted Gross Revenues, net of the Management Fee and adjustments, is allocated proportionately to Participants, based on the Participation Factor as defined in the Agreement.

        Under the GMLA, Participants and GHR shared equally in Adjusted Gross Revenues, while GHR received as deductions from the Gross Income Distribution a 5.5% Management Fee, a 3% Marketing Fee and Miscellaneous Pooled Expenses comprised of linen and other pooled expenses. The GMLA guaranteed Rent (Net Income Distribution plus Occupancy and Hospitality Suite Fees) would not be less than an amount, which approximates the 1996 Gross Income Distribution on an individual per unit basis, as prorated based upon Unit Weighted Days Pool Participation, as defined. In 1996, the distribution was $21.67. In 2003, the Unit Weighted Days distribution was $18.32, and the amount the Company was obligated to pay the GMLA participants for the year ended December 31, 2003 was less than $1,000. The GMLA also guarantees that it cannot be terminated before its expiration date and includes a provision for an annual election to participate. As of January 1, 2004, there are no longer any condominium owners participating under the GMLA agreement.

        Under the NMLA, which became effective January 1, 2002, Participants and GHR share Adjusted Gross Revenues in accordance with the terms of the agreement. Adjusted Gross Revenues are defined as Gross Revenues less agent's commissions, audit fees, occupancy fees when the unit is used by GHR for non-rental purposes, linen replacements and credit card fees. GHR receives a management fee of 60% of Adjusted Gross Revenues. Each Participant receives a fixed occupancy fee, based upon apartment size, for each day of unit specific occupancy. After allocation of occupancy fees and the payment of general rental pool expenses, the balance is allocated proportionally to the Participants, based on the Participation Factor as defined in the Agreement. The Agreement also provides for GHR to reimburse 50% of the refurbishment costs on each unit associated with the current refurbishment program. Rental pool participants also receive interest calculated as 5% of the unpaid refurbishment costs. Interest was payable beginning in 2002, and is conditional upon the continued participation of the unit in the rental pool and is so long as the minimum aggregate participation threshold, as defined, is maintained. Principal repayments are to begin in 2005 and continue through 2009. Should GHR elect to terminate the NMLA before its expiration in 2011, all unpaid balances of refurbishment costs and related interest would be due and payable to the Participants. The net interest earned during the years ended December 31, 2003 and 2002 was approximately $314,000 and $146,000 respectively. Interest earned on the refurbishment program is paid directly to participants and is not recorded in the Rental Pool financial statements for the years ended December 31, 2003.

        Corporate complimentary occupancy fees are rental fees paid by GHR to the Participants for complimentary rooms unrelated to Rental Pool operations. Westin Associate Room Fees represent total room revenues earned from the rental of condominiums by Westin employees passed through to the Rental Pool.

        Owners who purchased units prior to January 1, 1991 and who participate in the Rental Pool under the MLA for at least 50% of the year or 50% of the time they own their unit receive Additional Participation Credits. Participation in greens fees is restricted to original condominium owners participating in the MLA who executed purchase agreements for certain units prior to April 13, 1972. Greens fees and Additional Participation Credits are requirements of agreements other than the current Agreements; these amounts are included in Adjustments to Net Income Distribution of the Rental Pool as this treatment is consistent with the method utilized by GHR to pay such amounts to the applicable Participants.

Maintenance Escrow Fund Accounts

        The MLA, GMLA and NMLA provide that 75%, 90% and 90%, respectively, of the Occupancy Fees earned by each Participant are deposited in the Participant's Maintenance Escrow Fund account. This account provides funds for payment of amounts that are due from Participants under the Agreements for maintenance and refurbishment services. Under the MLA, when the balance of the Participant's Maintenance Escrow Fund account exceeds 75% of the defined furniture replacement value, the excess is refunded to the Participant upon their election. Should a Participant's balance fall below that necessary to provide adequate funds for maintenance and replacements, the Participant is required to restore the escrow balance to an adequate level. The GMLA provides for an Occupancy Fee deposit into the Participant's Maintenance Escrow Fund account until the balance in the account equals the total anticipated charges for maintenance, repair and refurbishing of the condominium. The NMLA provides for specific fund balances to be maintained, by unit type, size and age of refurbishment, as defined in the Agreement.

        Under the MLA, GMLA and NMLA, a percentage of the Occupancy Fees are deposited into the carpet care reserve in the Maintenance Escrow Fund, which bears the expenses of carpet cleaning for all Participants. This percentage is estimated to provide the amount necessary to fund carpet-cleaning expenses and may be adjusted annually. The amounts expended for carpet care were approximately $35,000 and $61,000 for 2003 and 2002, respectively. For the year ended December 31, 2003, the expenditures did not exceed the reserve.

        The Lessors' Advisory Committee invests the maintenance escrow funds on behalf of the Participants and in compliance with restrictions in the Agreements. The Lessors' Advisory Committee consists of nine Participants elected to advise GHR in Rental Pool matters and negotiate amendments to the lease agreement. Income earned on these investments is allocated proportionately to Participants' Maintenance Escrow Fund accounts and paid quarterly through the Distribution Fund. Included in cash and cash equivalents at December 31, 2003 are certificates of deposit of $1,330,000, maturing between January, 2004 and May, 2004, and bearing interest at rates from 1.20% to 1.85%. At December 31, 2003, the cost of these investments approximates fair value.

        Construction in progress and refurbishment includes costs incurred in conjunction with the condominium refurbishment project authorized by the Participants of the Rental Pool. The third and final phase of the refurbishment project was completed in September of 2003.

2.     Summary of Significant Accounting Policies

Basis of Accounting

        The accounting records of the funds are maintained on the accrual basis of accounting.

Use of Estimates

        Preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions which affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes

        No federal or state taxes have been reflected in the accompanying financial statements as the tax effect of fund activities accrue to the Participants and shareholder of GHR.

3.     Affiliate Owned Condominiums

        Golf Host Condominium, Inc., a wholly owned subsidiary of GHR, owns three condominiums. Its condominiums participated in the Rental Pool under the NMLA in the same manner as all others.

4.     Commitments and Contingencies

        Hilton Hotels Corporation ("HHC") managed Innisbrook from April 1993 to July 15, 1997, at which time the management was changed to Westin Hotel Company. In connection with the HHC agreement, HHC funded certain special projects and property improvements, including installation of life-safety equipment in condominium units participating in the Rental Pool and related common areas. Separately, the Rental Pool agreed to reimburse GHR the cost of installing the life-safety equipment, including reimbursements to condominium apartment owners for previously installed equipment, in an amount equal to $1,779,000, plus interest at 7.75% per annum for no more than five years on each related draw there under. Payments were required for years in which the Amount Available for Distribution to Participants exceeded $7,375,000 in an amount equal to 50% of such excess. Participants withdrawing from the Rental Pool for any reason, other than a sale, before the obligation to GHR had been fully repaid were required to immediately pay their proportionate share of the unpaid balance. In l996 and 1995, repayment requirements of $362,593 and $150,036, respectively, resulted, yielding a balance of $1,591,341. Under the terms of the related agreement, the Rental Pool was not obligated to reimburse GHR if the management agreement between HHC and GHR was terminated. Therefore, effective with the July 15, 1997 change in management, the obligation of the Rental Pool to continue to make reimbursements ceased. The former shareholders of GHR retained all notes receivable, including the amount due from the Rental Pool, and have disputed the termination and initiated a lawsuit. As of December 31, 2002, GHR was holding approximately $226,000 in escrow as potential payment to the former shareholders pending resolution of this matter. On December 26, 2002, the parties to the lawsuit reached a settlement agreement, which provides for a cash settlement of $420,000 plus interest. Contemporaneously with the December 31, 2003 rental pool distribution on February 15, 2004, final payment of the settlement agreement was made.

SIGNATURES

GTA-IB, LLC
By:	/s/ W. BRADLEY BLAIR, II W. Bradley Blair, II Chief Executive Officer

        Each of the undersigned officers and managers of GTA-IB, LLC. does hereby constitute and appoint W. Bradley Blair, II and Scott D. Peters, and each of them individually, his true and lawful attorneys-in-fact and agents, each with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby, ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ W. BRADLEY BLAIR, II W. Bradley Blair, II	Chief Executive Officer and Manager (Principal Executive Officer)	March 31, 2005
/s/ SCOTT D. PETERS Scott D. Peters	Chief Financial Officer, Secretary and Manager (Principal Financial Officer and Principal Accounting Officer)	March 31, 2005
/s/ RAYMOND V. JONES Raymond V. Jones	Manager	March 31, 2005
/s/ FRED W. REAMS Fred W. Reams	Manager	March 31, 2005
/s/ EDWARD L. WAX Edward L. Wax	Manager	March 31, 2005

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

        No annual report or proxy material has been sent to our security holders.

QuickLinks

PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
  ITEM 6. Selected Financial Data
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RISK FACTORS
  ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
  ITEM 9B. OTHER INFORMATION
PART III
  ITEM 10. MANAGERS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
INDEX TO FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
GTA-IB, LLC COMBINED BALANCE SHEET AS OF DECEMBER 31, 2004 (in thousands)
GTA-IB, LLC COMBINED STATEMENT OF LOSS AND CHANGES IN MEMBER'S DEFICIT FOR THE PERIOD JULY 16, 2004 TO DECEMBER 31, 2004 (in thousands)
GTA-IB, LLC COMBINED STATEMENTS OF CASH FLOWS FOR THE PERIOD JULY 16, 2004 TO DECEMBER 31, 2004 (in thousands)
GTA-IB, LLC FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2004 Notes to Combined Financial Statements (in thousands)
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Report of Independent Registered Certified Public Accounting Firm
Golf Host Resorts, Inc and Subsidiary Consolidated Balance Sheet
Golf Host Resorts, Inc. and Subsidiary Consolidated Statements of Operations
Golf Host Resorts, Inc. and Subsidiary Consolidated Statements of Changes in Shareholder's Deficit
Golf Host Resorts, Inc. and Subsidiary Consolidated Statements of Cash Flows
Golf Host Resorts, Inc. and Subsidiary Notes to Financial Statements January 1 through July 15, 2004, December 31, 2003 and 2002
RENTAL POOL LEASE OPERATION—HISTORICAL SUMMARY
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Innisbrook Rental Pool Lease Operation Balance Sheet—Distribution Fund
Innisbrook Rental Pool Lease Operation Balance Sheet—Maintenance Escrow Fund
Innisbrook Rental Pool Lease Operation Statement of Operations—Distribution Fund
Innisbrook Rental Pool Lease Operation Statement of Changes in Participants' Fund Balances—Distribution Fund
Innisbrook Rental Pool Lease Operation Statement of Changes in Participants' Fund Balance—Maintenance Escrow Fund
Innisbrook Rental Pool Lease Operation Notes to Financial Statements December 31, 2004
Report of Independent Registered Certified Public Accounting Firm
Innisbrook Rental Pool Lease Operation Balance Sheet—Distribution Fund
Innisbrook Rental Pool Lease Operation Balance Sheet—Maintenance Escrow Fund
Innisbrook Rental Pool Lease Operation Statements of Operations—Distribution Fund
Innisbrook Rental Pool Lease Operation Statements of Changes in Participants' Fund Balances—Distribution Fund
Innisbrook Rental Pool Lease Operation Statements of Changes in Participants' Fund Balances—Maintenance Escrow Fund
Innisbrook Rental Pool Lease Operation Notes to Financial Statements December 31, 2003 and 2002
SIGNATURES
Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act