Form 10-Q
period 2005-03-31
GTA-IB, LLC
filed 2005-05-13
CIK 1306051

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended: March 31, 2005
☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 333-120538

GTA-IB, LLC
(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	05-0546226 (I.R.S. Employer Identification Number)

36750 US 19 N., Palm Harbor, Florida 34684
(Address of principal executive offices) (Zip Code)

(727) 942-2000
(Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s) and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

        Issuer has no common stock subject to this report.

GTA-IB, LLC

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

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

GTA-IB, LLC

CONDENSED COMBINED BALANCE SHEETS

AS OF MARCH 31, 2005 AND DECEMBER 31, 2004

(in thousands)

	March 31, 2005	December 31, 2004
	(unaudited)
Assets
Current assets	$8,843	$5,580
Intangibles, net	18,185	18,908
Property and equipment, net	28,491	28,751
Other assets	2,448	2,455

Total Assets	$57,967	$55,694

Liabilities
Current liabilities	$9,457	$8,985
Long-term debt	41,728	41,778
Other long term liabilities	9,437	9,371

Total Liabilities	60,622	60,134
Commitments and Contingencies
Member's Deficit	(2,655)	(4,440)

Total Liabilities and Member's Deficit	$57,967	$55,694

See accompanying notes to condensed combined financial statements.

GTA-IB, LLC

CONDENSED COMBINED STATEMENTS OF OPERATIONS AND MEMBER'S DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND MARCH 31, 2004

(in thousands) (unaudited)

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004 (Predecessor Basis)
Revenues
Hotel	$5,281	$3,750
Food and beverage	4,244	3,458
Golf	4,666	3,971
Other	1,290	1,262

Total revenues	15,481	12,441

Expenses
Hotel	3,885	2,785
Food and beverage	2,610	2,317
Golf	1,839	1,873
Other	2,522	2,347
General and administrative	1,603	1,327
Depreciation and amortization	798	792

Total expenses	13,257	11,441

Operating income	2,224	1,000
Interest expense, net	439	2,384

Net income (loss)	1,785	$(1,384)

Member's deficit December 31, 2004	(4,440)

Member's deficit March 31, 2005	$(2,655)

See accompanying notes to condensed combined financial statements.

GTA-IB, LLC

CONDENSED COMBINED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND MARCH 31, 2004

(in thousands) (unaudited)

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004 (Predecessor Basis)
Cash flows from operating activities:
Net income (loss)	$1,785	$(1,384)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,130	1,077
Provision for bad debts	—	16
Non-cash interest	336	—
Other changes in operating assets and liabilities	(1,474)	1,557

Net cash provided by operating activities	1,777	1,266

Cash flows used in investing activities:
Purchases of property and equipment	(146)	(505)

Cash flows used in financing activities:
Repayment of long-term debt and capital lease obligations	(232)	—

Net increase in cash	1,399	761
Cash and cash equivalents, beginning of period	1,832	—

Cash and cash equivalents, end of period	$3,231	$761

Non-cash financing and investing activities:
Preferred stock dividend liability to Golf Hosts, Inc.	$—	$64

See accompanying notes to condensed combined financial statements.

GTA-IB, LLC

FORM 10-Q

NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

(in thousands) (unaudited)

1.     Innisbrook Resort Ownership and Operations

        We are owned 100% by GTA-IB Golf Resort, LLC, which in turn is 100% owned by Golf Trust of America, L.P., (the "Lender", "Our Parent", or "GTA, LP"). Golf Trust of America, Inc., or GTA, owns 99.6% of GTA, LP. The remaining 0.4% of GTA, LP is owned by its one remaining limited partner. The Lender is an operating partnership of Golf Trust of America, Inc. ("GTA"). When used in this report, the terms "we" and "us" refer to our company, GTA-IB, LLC. Golf Host Resorts, Inc. ("GHR", "the predecessor" or "the former borrower"), an entity affiliated with Starwood Capital Group LLC, is the former owner of the Westin Innisbrook Golf Resort ("the Resort") and the former borrower under a participating mortgage loan funded by the Lender. This participating mortgage loan was secured by the Resort, cash, undeveloped land at the Resort and 368,365 shares of GTA's common stock. The Resort is a 72-hole destination golf and conference facility located near Tampa, Florida.

        We entered into a Settlement Agreement dated July 15, 2004 (the "Settlement Agreement") with the Lender and GHR, Golf Hosts, Inc., Golf Host Management, Inc., Golf Host Condominium, Inc. and Golf Host Condominium, LLC. The Settlement Agreement resolved a number of issues between the parties, including GHR's default under the $79 million loan made by the Lender to GHR in June 1997. As part of the Settlement Agreement, we took ownership of the Resort on July 15, 2004. In connection with the Settlement Agreement, we entered into a management agreement with Westin Management Company South, or Westin, providing for Westin's management of the Resort, and Westin and Troon Golf, LLC ("Troon") entered into a facility management agreement providing for Troon's management of the golf facilities at the Resort.

        The Lender had previously entered into an agreement with GHR and the prospective purchaser of a parcel of undeveloped land within the Resort known as Parcel F. This agreement, known as the Parcel F Development Agreement, was executed on March 29, 2004 and held in escrow pending the closing of the transactions contemplated by the Settlement Agreement. The Parcel F Development Agreement provides for the terms and conditions under which Parcel F may be developed, including restrictions on the owner designed to avoid interference with the ongoing operations of the Resort.

        In connection with the Settlement Agreement, we assumed control and operation of the Resort Rental Pool Lease Operations at the Resort which were previously operated and controlled by GHR. On a year-to-year basis, approximately 500 of the 938 condominium units at the Resort are leased by us from the condominium owners and used as hotel accommodations for the Resort pursuant to rental pool lease arrangements. We are the leasee under the lease operation agreements, which provide for the distribution of a percentage of room revenues to participating condominium owners. In this report, we refer to this arrangement as the Rental Pool.

Operations and Liquidity

        The Company's working capital position is a deficit of approximately $614 as of March 31, 2005 and a member deficit of $2,655. Although the Company reported net income of approximately $1,785 for the three months ended March 31, 2005, the Company continues to experience seasonal fluctuations in the Company's net working capital position. Seasonality impacts the Company's liquidity in that there is more available cash during the winter months, specifically in the first quarter, while cash becomes very limited in the late summer months. In July 2004, after the Company took possession of the Resort, the Company's parent, loaned us $2,000 to support working capital needs. The proceeds of this loan have been fully expended by the manager of the Resort to support operational expenses.

Generally, the Company's only source of cash is from any profitable operations of the Resort. While the financial performance of the Resort is showing signs of recovery to date in 2005, it does not appear from the projections provided by the asset manager that the operational cash flow capacity of the Resort will permit the Resort to reestablish its self-sufficiency in the near term. Further, the Resort's credit capacity is limited. The predecessor owner had a revolving credit line secured by the Resort's accounts receivable; however, this credit line was terminated when the predecessor defaulted on the mortgage with the Company's parent. It may become necessary to seek further cash infusion from our Parent, an accounts receivable revolving credit line or to seek some other form of re-capitalization to insure the Company's ongoing viability. However, there can be no assurances that the Company's Parent would be able provide any cash infusion to the Resort. The Company may seek to obtain a revolving credit line secured by the Resort's accounts receivable or some other form of financing; however, there can be no assurances that the Company will be able to secure such funding.

2.     Basis of Presentation

        Because the core business operations of the Resort did not materially change with the change in ownership, the combined statements of operations of the predecessor owner for the three months ended March 31, 2004, are reflected for comparative purposes only. The predecessors basis for its assets and liabilities was historical cost less applicable depreciation and amortization.

        The settlement, described in note 1 above, was accounted for using methods consistent with purchase accounting in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations. Accordingly, we, with the assistance of our independent financial advisor, have stated the tangible and identified intangible assets of the Resort at their respective fair values. The long-term liabilities of the Resort are stated at their fair value based on a net present value calculation.

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

Interim Statements

        The accompanying condensed combined financial statements have been prepared in accordance with (i) generally accepted accounting principles generally accepted in the United States of America ("GAAP") and (ii) the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements have not been audited by an independent registered accounting firm, however, they include adjustments (consisting of normal recurring adjustments) which are, in the judgment of management, necessary for a fair presentation of financial condition, results of operations and cash flows for the interim periods presented. However, these results are not necessarily indicative of results for any other interim period or for the full year. In particular, it is important to note that our business is seasonal.

        Certain information and footnote disclosures normally included in financial statements in accordance with GAAP have been omitted as allowed in quarterly reports by the rules of the SEC. Our management believes that the disclosures included in the accompanying interim financial statements and footnotes are adequate to make the information not misleading, but also believes that these statements should be read in conjunction with the summary of significant accounting policies and notes to the combined financial statements included in our annual report on Form 10-K for the year ended December 31, 2004.

3.     Property and Equipment

        Property and equipment consists of the following:

	March 31, 2005	December 31, 2004
	(unaudited)
Land	$1,968	$1,968
Buildings	14,524	14,524
Golf course improvements	7,461	7,436
Machinery and equipment	5,551	5,429

	29,504	29,357
Less accumulated depreciation and amortization	(1,013)	(606)

	$28,491	$28,751

        At March 31, 2005, machinery and equipment includes certain equipment with a net book value of $880 that is recorded under capital leases. Depreciation expense of approximately $407 and $600 was recorded for the three months ended March 31, 2005 and 2004, respectively.

4.     Intangibles and Other Assets

        Intangible assets represent the value of the following contractual relationships that existed at July 15, 2004: the trademark and tradename of "Innisbrook"; the rental pool; the guest room bookings; the club memberships; and the water contract that provides irrigation water for the golf courses at no charge up to certain specified levels. The intangible assets are being amortized over the specific term or benefit period of each related contract.

Intangible Assets	Amortization Period	March 31, 2005	December 31, 2004
		(unaudited)
Water Contract	None since renewable in perpetuity	$2,300	$2,300
Rental Pool	89.5 months	9,870	9,870
Guest Bookings	Less than 24 months	1,100	1,100
Club Memberships	144 months	4,400	4,400
Trade Name	None since renewable in perpetuity	2,500	2,500

		20,170	20,170
Less accumulated amortization		(1,985)	(1,262)

		$18,185	$18,908

        Amortization expense for the three months ended March 31, 2005 and 2004 was approximately $723 and $477, respectively. Of these amounts, approximately $330 and $262, respectively, are included in hotel expenses and are not included in depreciation and amortization in the Statements of Operations. The intangible assets of the predecessor owner consisted of the rental pool refurbishment asset and the Management Agreement with Westin, which was amortized over twenty years on a straight-line basis.

        Other assets include $2,200 which represents our interest in the estimated net proceeds from the sale of Parcel F, (see Note 1). Also included in other assets are $248 and $255 as of March 31, 2005 and December 31, 2004, respectively, of design fees for the refurbishment program for which we are being reimbursed by the rental pool participants as a deduction from the quarterly rental pool refurbishment payments.

5.     Current Liabilities

        Current liabilities consist of the following:

	March 31, 2005	December 31, 2004
	(unaudited)
Accounts payable	$2,379	$2,968
Accrued payroll costs	1,594	1,147
Other payables and accrued expenses	2,278	1,628
Deposits and deferred revenue	2,125	2,248
Current portion of capital leases	263	267
Current portion of refurbishment liability	818	727

	$9,457	$8,985

6.     Long-Term Debt

        Long-term debt consists of the following:

	March 31, 2005	December 31, 2004
	(unaudited)
Non-interest bearing mortgage note due to our parent, maturing on June 19, 2027	$39,240	$39,240
Advances from our parent, net	1,926	1,926
Capital leases	562	612

	$41,728	$41,778

        See Note 1 for additional discussion concerning the change in ownership of the Resort. The original participating mortgage notes were reduced by an amendment once the collateral (the Resort) was transferred to us. The amendment also provided that the note would be non-interest bearing effective upon the transfer of ownership of the Resort to us. The fair value of the note was deemed to be $39,240 and the amendment to the loan agreement reflects that value.

7.     Other Long-Term Liabilities

  Master Lease Refurbishment Obligation

        On July 16, 2004, we recorded a liability of $4,532 for the Master Lease Agreement refurbishment program, representing our obligation to pay the various participants in the rental pool 50% of the costs to refurbish their respective units, at the net present value (calculated at a discount rate of 15%) of the total principal payments of $7,273. Principal payments are due quarterly over the repayment period of the program, beginning with the first quarter of 2005 and ending with the fourth quarter of 2009. Interest on this liability accrues at a rate of 5% and is paid quarterly. Principal payments began this quarter. Amortization of the discount is charged to interest expense ratably over the period through 2009. The amortization charged to interest expense for the three months ended March 31, 2005 is $56. The net present value of this liability is $4,656 and $4,600 as of March 31, 2005 and December 31, 2004, respectively, of which $818 and $727 is included in current liabilities (See Note 5).

        The corresponding benefit from the Master Lease Agreement refurbishment program is included in the valuation of the rental pool intangible asset which is amortized over the term of the current master lease agreement which expires in 2011. Minimum undiscounted principal payments on the refurbishment program are as follows:

Year	Amount
2005 (second through fourth quarters)	$545
2006	1,091
2007	1,455
2008	1,818
2009	2,182

Total	$7,091

Westin Termination Fee

        The July 15, 2004 management agreement that we executed with Westin provides for the payment of a termination fee to Westin of $5,900, subject to the terms and conditions set-forth in that agreement. This amount is reduced $0.365 (three hundred sixty-five dollars) for each day that elapses from the effective date until the termination date; provided, however, that the termination fee shall not be reduced below $5,500. The obligation, which is included in other long-term liabilities on the balance sheet, was recorded at its net present value on July 16, 2004 of $4,631 (calculated at a discount rate of 7%). Amortization of the discount is charged to interest expense ratably over the period through December 31, 2006. The amortization charged to interest expense for the three months ended March 31, 2005 is $89. The net present value of this liability is $4,883 and $4,794 as of March 31, 2005 and December 31, 2004, respectively.

Troon Supplemental Fee

        The July 15, 2004 facility management agreement executed with Troon provides for the payment by us to Troon of a supplemental fee to Troon, subject to the terms and conditions set forth in that agreement, of $800. The obligation was recorded at its net present value on July 16, 2004. The net present value on that date was $682 (calculated at a discount rate of 7%). Amortization of the discount is charged to interest expense ratably over the period through December 31, 2006. The amortization charged to interest expense for the three months ended March 31, 2005 is $12. The net present value of this liability is $716 and $704 as of March 31, 2005 and December 31, 2004 respectively.

8.     Commitments and Contingencies

        While we are subject to claims and lawsuits in the normal course of operations, we do not believe that the ultimate resolution of such matters will materially impair operations or have an adverse effect on our financial position and results of operations.

Employee Benefit Plans

        We maintain a defined contribution Employee Thrift and Investment Plan, which provides retirement benefits for all eligible employees who have elected to participate. Employees must fulfill a 90-day service requirement to be eligible. We currently match one half of the first 6% of an employee's contribution. Our contributions approximated $47 and $41 for the three months ended March 31, 2005 and 2004, respectively.

Westin Management Company South and Troon Golf, LLC.

        Our July 15, 2004 management agreement with Westin provides that Westin will manage the Resort for a fee equal to 2.2% of the Resort's gross revenues. Contemporaneously with the signing of that agreement, Westin entered into a management contract with Troon providing for Troon to manage the golf facilities of the Resort for a fee equal to 2% of the Resort's gross golf revenue. The Westin and Troon management fees are paid monthly. The agreements also provide for the opportunity to earn supplemental fees based on financial performance. Our management agreement with Westin has a termination date of December 31, 2017. Troon's contract with Westin has a termination date of July 15, 2009.

Land Use Lawsuit

        On March 10, 2005 in the Circuit Court of the Sixth Judicial Circuit, in and for Pinellas County, Florida, Civil Division, we filed a Motion to Intervene in the suit styled Innisbrook Condominium Association, Inc., C. Frank Wreath, Meredith P. Sauer, and Mark Banning, Plaintiffs vs. Pinellas County, Florida, Golf Host Resorts, Inc. and Innisbrook F LLC, Defendants, Case No. 043388CI-15 (the Land Use Lawsuit). The above-named Plaintiffs have filed a multi-count complaint seeking injunctive and declaratory relief with respect to the land use and development rights of a tract of land known as Parcel F. We refer to this complaint as the Complaint. Parcel F is a parcel of land located within our Resort. The Plaintiffs allege that there are no remaining development units (residential units) available to be developed within the Resort property. On March 29, 2005 we filed a Motion to Intervene as a defendant in the Land Use Lawsuit in order to protect our property, and our land use and development rights with respect to Parcel F and our property. A hearing on the Motion to Intervene was held on April 4, 2005 after which the court granted our Motion. On April 5, 2005, we joined in the filing of a Motion to Dismiss and Motion to Strike three of the seven counts of the Complaint. The court granted the Motion to Dismiss on April 26, 2005. On that same date, four individuals (Joseph E. Colwell, Marcia G. Colwell, Kirk E. Covert, Deborah A. Covert) and Autumn Woods Homeowner's Association, Inc. moved to intervene in the Land Use Lawsuit. The court has not ruled on that motion. On April 8, 2005, a separate suit was filed by James M. and Mary H. Luckey and Andrew J. and Aphrodite B. McAdams. That suit seeks injunctive and declaratory relief in six separate counts, all relating to the land use and development rights of Parcel F. This suit was consolidated with the Land Use Lawsuit on May 3, 2005. On May 6, 2005 we filed a Motion to Dismiss the Luckey suit. That motion is scheduled to be heard by the court on May 31, 2005. The trial date has been scheduled for July 18, 2005. As an intervenor, we will seek to obtain a ruling from the court which preserves and protects our property, and our land use and development rights with respect to Parcel F and our property in order to maximize the value of those rights as they relate both to Parcel F and the Resort in general.

9.     Subsequent Events

        On April 29, 2005, Westin's parent, Starwood Hotels & Resorts Worldwide, Inc., or Starwood, entered into an Assurance of Voluntary Compliance with the State of Florida Office of the Attorney General. The agreement provides, among other things, that for a period of two years Starwood will not charge certain automatic fees to guests at certain hotels that are owned or managed by Starwood, including the Resort, and that the State of Florida Office of the Attorney General will release Starwood from certain claims and liability relating to these automatic fees. Although we were not a party to the agreement, our results of operations could be affected as a result of the reduction or elimination of these automatic fees charged at the Resort. The Resort Manager, Westin, is currently evaluating the potential impact, if any, on the Resort's future operating results.

RENTAL POOL LEASE OPERATION

        We are a single-member limited liability company, wholly owned by GTA-IB Golf Resorts, LLC. GTA-IB, LLC is itself a wholly owned subsidiary of our parent, Golf Trust of America, L.P. There is no established market for our membership interests. The following unaudited financial statements of the Rental Pool are for the quarters ended March 31, 2005 and 2004.

        The operation of the Rental Pool is tied closely to our operations. The Rental Pool Master Lease Agreements provide for distribution of a percentage of our room revenues to participating condominium owners.

        We are filing this report as the "successor issuer" to GHR pursuant to Rule 15d-5 promulgated under the Exchange Act, as described in the Form 8-K that we filed on November 12, 2004. The condominium units allowing rental pool participation are deemed to be securities because of the rental pool feature described above. However, there is no market for such securities other than the normal real estate market. Since the security is real estate, no dividends have been paid or will be paid. However, the rental pool participants are entitled to a contractual distribution paid quarterly, as defined in the lease agreements, for our right to use the participants' condominium units in the Rental Pool.

        The Rental Pool consists of condominiums at the Resort, which are provided as resort accommodations by their owners. The participants have entered into Annual Rental Pool Lease Agreements, or ALA's, and either a Master Lease Agreement, or MLA, or a Guaranteed Distribution Master Lease Agreement, or GMLA, which defines the terms and conditions related to the leases with GHR, the lessee. The ALA's expire at the end of each calendar year, and the GMLA will expire December 31, 2011.

        Effective January 1, 2002, GHR and the participants replaced the MLA, which expired on December 31, 2001, with a new Master Lease Agreement, or NMLA. The NMLA provides for 40% of the Adjusted Gross Revenues relating to the condominium Rental Pool, to be paid to the participants and the remaining 60% to be paid to GHR. In addition, GHR agreed, as part of the NMLA, to reimburse Participants in the NMLA for up to 50% of the actual unit refurbishment costs, plus interest at 5% of the 50% of the refurbishment costs, beginning in 2002, so long as the minimum participation threshold of 575 units are maintained and so long as the individual condominium unit owner has not removed the unit from the rental pool. The MLA, GMLA, NMLA and ALAs are referred to collectively as the "Agreements." As GHR's successor under the Agreements, we are subject to GHR's obligations thereunder.

        The Rental Pool consists of two funds: the Distribution Fund and the Maintenance Escrow Fund. The Distribution Fund balance sheets primarily reflect amounts receivable from us (and from GHR for periods prior to July 16, 2004) for the Rental Pool distribution payable to Participants and amounts due to the Maintenance Escrow Fund. The operations of the Distribution Fund reflect Participants' earnings in the Rental Pool. The Maintenance Escrow Fund reflects the accounting for certain escrowed assets of the Participants and, therefore, has no operations. It consists primarily of amounts escrowed by Participants or due from the Distribution Fund to meet escrow requirements, fund the carpet care reserve and maintain the interior of the unit.

        GHR had historically experienced recurring net losses and working capital deficiencies, which from time to time created substantial doubt about the former owner's ability to continue as a going concern. We have assumed GHR's obligations under the Agreements in connection with the Settlement Agreement. As a result, we expect to experience some of the same operational challenges experienced by GHR during the Resort's recovery from the economic downturn experienced during the past several years in the lodging industry. The continuation and success of the Rental Pool is contingent upon the continuation of operations of the Resort. In turn, the success of the Resort operations is contingent upon the continued participation of Participants in the Rental Pool. Items related to the continuation of the Resort as a going concern include such issues as: the sale of condominium units which do not participate in the Rental Pool or through a sale are removed from the Rental Pool, owners of units opting to live in their units, owners renting their units outside of the Rental Pool, and general economic conditions related to the destination resort industry.

INNSBROOK RENTAL POOL LEASE OPERATION

CONDENSED BALANCE SHEETS AS OF

MARCH 31, 2005 AND DECEMBER 31, 2004

(in thousands)

	March 31, 2005	December 31, 2004
	(unaudited)
DISTRIBUTION FUND
Assets
Receivable from GTA-IB, LLC for distribution	$1,899	$917
Interest receivable from maintenance escrow fund	8	8

Total assets	$1,907	$925

Liabilities
Due to participants for distribution	$1,491	$656
Due to maintenance escrow fund	416	269

Total liabilities	$1,907	$925

MAINTENANCE ESCROW FUND
Assets
Cash and cash equivalents	$295	$157
Short-term investments	1,520	1,615
Receivable from distribution fund	416	269
Inventory	32	4
Interest receivable	6	5

Total assets	$2,269	$2,050

Liabilities and participants' fund balances
Accounts payable	$9	$9
Construction retainage	8	5
Interest payable to distribution fund	8	8
Carpet care reserve	47	30
Participants' fund balances—escrow A	2,197	1,998

Total liabilities and participants' fund balances	$2,269	$2,050

See accompanying notes to these condensed financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION

CONDENSED STATEMENTS OF CHANGES IN PARTICIPANTS' FUND BALANCES

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

(in thousands) (unaudited)

	March 31,
	2005	2004
DISTRIBUTION FUND
Balance, beginning of period	$—	$—
Additions:
Amounts available for distribution	1,899	1,338
Interest received or receivable from maintenance escrow fund	8	5
Reductions:
Amounts withheld for maintenance escrow fund	(416)	(266)
Amounts accrued or paid to participants	(1,491)	(1,077)

Balance, end of period	$—	$—

See accompanying notes to these condensed financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION

CONDENSED STATEMENTS OF CHANGES IN PARTICIPANTS' FUND BALANCES

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

(in thousands) (unaudited)

	March 31.
	2005	2004
MAINTENANCE ESCROW FUND
Balance, beginning of period	$1,998	$1,791
Additions:
Amounts withheld from occupancy fees	416	266
Interest earned	8	5
Charges to participants to establish or restore escrow balances	70	20
Reductions:
Maintenance charges	(215)	(211)
Carpet care reserve deposit	(23)	(17)
Interest accrued or paid to distribution fund	(8)	(5)
Refunds to participants pursuant to the master lease agreements	(49)	(18)

Balance, end of period	$2,197	$1,831

See accompanying notes to these condensed financial statements.

WESTIN INNISBROOK RENTAL POOL LEASE OPERATION

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

(in thousands) (unaudited)

	March 31,
	2005	2004
DISTRIBUTION FUND
Gross revenue	$5,197	$3,689

Deductions:
Agents' commissions	284	149
Credit card fees	119	90
Professional fees	6	6
Uncollectible room rents	—	2
Linen replacements	52	58
Rental pool complimentary fees	—	1

	461	306

Adjusted gross revenue	4,736	3,383
Amount retained by lessee	(2,841)	(2,030)

Gross income distribution	1,895	1,353
Adjustments to gross income distribution:
General pooled expense	—	(2)
Corporate complimentary occupancy fees	6	4
Interest	(3)	(3)
Occupancy fees	(462)	(296)
Advisory committee expenses	(48)	(51)

Net income distribution	1,388	1,005
Adjustments to net income distribution:
Occupancy fees	462	296
Hospitality suite fees	—	2
Westin Associate room fees	49	35
Interest income	—	—

Available for distribution to participants	$1,899	$1,338

See accompanying notes to these condensed financial statements.

GTA-IB, LLC

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

MANAGEMENT'S DISCUSSION AND ANALYSIS

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        We were formed on December 30, 2002 as a wholly-owned subsidiary of GTA-IB Golf Resort, LLC, which in turn is a wholly owned subsidiary of Golf Trust of America, LP. Golf Trust of America, LP is an operating partnership of GTA. Golf Host Resorts, Inc., or GHR, is the former owner of the Resort and the former borrower under a $79 million participating mortgage loan funded by Golf Trust of America, LP in June 1997.

        We, and Golf Trust of America, LP entered into a Settlement Agreement dated July 15, 2004 (the "Settlement Agreement") with GHR, Golf Hosts, Inc., Golf Host Management, Inc. and Golf Host Condominium, Inc. The Settlement Agreement resolved a number of issues between the parties, including GHR's default under the $79 million loan made by Golf Trust of America, LP to GHR in June 1997. As part of the Settlement Agreement, we took ownership of the Resort effective at the close of business on July 15, 2004. Also in connection with the Settlement Agreement, we entered into a management agreement with Westin providing for Westin's management of the Resort, and Westin and Troon entered into a facility management agreement provides for Troon's management of the golf facilities at the Resort.

        Golf Trust of America, LP had previously entered into an agreement with GHR and the prospective purchaser of a parcel of undeveloped land within the Resort known as Parcel F. This agreement, known as the Parcel F Development Agreement, was executed on March 29, 2004 and held in escrow pending the closing of the transactions contemplated by the Settlement Agreement. The Parcel F Development Agreement provides for the terms and conditions under which Parcel F may be developed, including restrictions on the owner of Parcel F to avoid interference with the operations of the Resort.

Results of Operations

        For comparative purposes, the financial results of GHR, the predecessor owner, are included below for the three months ended March 31, 2004. While the operations of the Resort have remained substantially unchanged with respect to the recording of revenues and expenses, the financials of the predecessor owner include assets and liabilities at carrying values that differ from ours; therefore, there can be no assurances that the comparative information provided below is not impacted to some degree by the change in the carrying values of the assets and liabilities that occurred as of July 16, 2004 when we took possession of the Resort.

Forward Looking Statements

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

Results of operations for the three months ended March 31, 2005 and 2004.

        Because the Resort is a destination golf resort, we believe it appeals to a different market than that of a stand-alone hotel in a downtown metropolitan area. The Resort is designed to provide recreation, food and beverages on-site for business meeting or group travelers, transient guests who play golf and golf package purchasers, as well as guests who bring their whole families. This profile makes the Resort's performance sensitive to weather conditions and seasonality. In particular, the first quarter of 2005 has proven to be successful compared to the first quarter of 2004. We believe that this relative success is a result of improved sales and marketing efforts directed towards improving group and transient business, in addition to increasing the golf package and membership sales at the Resort.

        Utilization of the resort facilities by facility type, results of operations and selected rental pool statistical data during the quarters ended March 31, 2005 and 2004 is as follows:

	2005	2004	Increase (decrease)	Percentage Change
Utilization of Resort facilities:
Available room nights	52,158	52,556	(398)	(0.7)%

Actual room nights
Group	21,129	15,145	5,984	39.5%
Transient	12,368	8,558	3,810	44.5%

Total room nights	33,497	23,703	9,794	41.3%

Food and beverage covers	143,017	117,563	25,454	21.7%

Golf rounds
Resort guests	25,373	22,042	3,331	15.1%
Member/guests	11,582	11,979	(397)	(3.3)%

Total golf rounds	36,955	34,021	2,934	8.6%

Results of operations:
Revenues
Hotel	$5,281	$3,750	$1,531	40.8%
Food and beverage	4,244	3,458	786	22.7%
Golf	4,666	3,971	695	17.5%
Other	1,290	1,262	28	2.2%

Total revenues	15,481	12,441	3,040	24.4%

Expenses
Hotel	3,885	2,785	3,885	39.5%
Food and beverage	2,610	2,317	293	12.6%
Golf	1,839	1,873	(34)	(1.8)%
Other	2,522	2,347	175	7.5%
General and administrative	1,603	1,327	276	20.8%
Depreciation and amortization	798	792	6	0.8%

Total expenses	13,257	11,441	1,816	15.9%

Operating income	2,224	1,000	1,224	122.4%
Interest expense, net	439	2,384	(1,945)	(81.6)%

Net income (loss)	$1,785	$(1,384)	$3,169	228.9%

Selected rental pool statistical data:
Average daily distribution	$36.40	$25.47	$10.93	42.9%
Average room rate	$155.16	$155.64	$(.48)	(0.3)%
Occupancy percentage	64.2%	45.1%	19.1%	42.4%
Average number of available units	580	578	2.3%

        During the first quarter of 2005, occupied room nights at the Resort were up by 9,794 rooms, or 41.3%, when compared to the occupied room nights for the first quarter of 2004. The increase in occupied room nights was primarily due to the increase in group room nights of 5,984, or 39.5%, for the three-month period ended March 31, 2005. The increase in group room nights was complemented by an increase of 3,810, or

44.5%, in transient room nights for the three month period ended March 31, 2005 compared to the same period in the prior year. The transient segment is typically defined by room nights booked that are not correlated to a related meeting or convention. These transient room nights often result from golf packages and internet bookings, among others. The booking window for transient business can be as narrow as 24 hours or less from the date of stay. Groups typically book no less than 120 days in advance and the larger group's typically book 16 to 18 months in advance. Therefore, we believe that any growth in the number of group room nights may be correlated to the positive marketing and publicity related to our acquisition of the Resort in July of 2004. In addition to improved marketing and public perceptions of our new ownership, the Resort installed high speed internet access in all of the rooms in October 2004, providing an additional marketing element for the Resort. Generally, we believe the depressed economic conditions of the past two years have influenced corporate meeting planners to reduce the travel and recreation costs in their budgets, making the Resort less attractive to business groups than resorts located in cities offering direct flights, but not the opportunity for group recreation. However, with the economic recovery, corporate travel managers have increased travel budgets, and domestic and international business and leisure travel are on the rise. Current booking patterns for 2005 are suggesting that this group business may be returning to the Resort. Booked room nights at the Resort through September 30, 2005 have increased by approximately 6,500, or 18%, as compared to the same period last year.

        The effect of the increase in the occupied room nights and, specifically, group room nights with their significantly higher food and beverage spending, is reflected in the increase in total revenue for the Resort for the three months ended March 31, 2005 and 2004. The most significant increase in revenues at the Resort was in the rooms department. That department experienced an overall increase of approximately $1,531, or 40.8%, for the three months ended March 31, 2005, as compared to the same period in 2004. Food and beverage revenues benefited from the overall increase in room nights in both the group and transient sectors. Overall, food and beverage revenue increased by approximately $786, or 22.7%, for the three months ended March 31, 2005 as compared to the same period in 2004. As compared to the prior year, covers served (meals) increased by approximately 25,500, or 21.7%, over the same three month period in 2004. This aggregate increase was primarily driven by the Resort's on-site restaurants, with an increase of approximately 12,800 covers, while banquets, catering and room service were up approximately 12,700 covers. Golf revenue increased approximately $695, or 17.5%, for the three months ended March 31, 2005 compared to the three months ended March 31, 2004. The primary reason for this increase was the utilization of the specific golf marketing fund to promote golf throughout the eastern United States. Golf rounds and revenues were higher than the same period in the prior year by approximately 2,900 rounds. The number of rounds played in the three months ended March 31, 2005 was 36,955, compared to 34,021 in the same period of 2004. Golf revenue does not necessarily increase or decrease exactly in proportion to occupied room nights because golf revenue also includes member dues and fees and day golf group fees, neither of which is directly related to occupied room nights. Other revenue increased approximately $28 primarily due to minor fees associated with large group functions.

        In the departments where it is possible, we seek to manage expenses to correlate with room night and golf round demand. In particular, the day-to-day golf shop operating costs of the four 18-hole golf courses are managed to coincide with the room and golf round demand. Operating expenses, before depreciation and amortization, increased by approximately $1,820 for the three month period ended March 31, 2005 as compared to the corresponding period in the prior year. Excluding golf, the aggregate increase of approximately $1,850, or 19.3%, is reflective of the increased revenue, excluding golf, of approximately 27% during the three month comparative period. Additional costs are incurred to maintain the rooms and provide food and beverages to the Resort customer. Golf course maintenance costs remain relatively fixed, so these costs actually decreased by approximately $34 due to improved efficiencies despite the overall increase in golf rounds. Overall expenses did not increase proportionately to revenue because the Resort must carry a minimum support staff at all times. Improvements in revenue will generally increase profits or reduce losses so long as additional resources are not needed to support the expectations of the Resort's additional customers.

        Depreciation and amortization expense for the three months ended March 31, 2005 and 2004 was approximately $798 and $792, respectively. The net increase in this expense is related to the change in the carrying value of the assets when we took title to the Resort on July 15, 2004, and to the addition of depreciable assets in the basis of the property, plant and equipment and the intangible assets subsequent to July 15, 2004. Our amortization expense for the three months ended March 31, 2005 is significantly higher than the amortization expense recorded by the predecessor for the same period in the prior year while depreciation expense was significantly lower. This significantly higher amortization expense results from the fact that the various amortization terms dictated by our specific contracts are shorter than the 20 year period used by the predecessor.

        Interest expense, net of interest income, which approximated $439 and $2,384 for the three months ended March 31, 2005 and 2004, respectively, reflects the accrual of the predecessor owner's mortgage interest obligations to our parent. This interest obligation was settled in the Settlement Agreement. The participating mortgage loan that was assumed by us from GHR was amended to adjust the outstanding balance to $39,240. That note is now non-interest bearing.

        The net income for the three months ended March 31, 2005 was approximately $1,785, compared to a net loss for the three months ended March 31, 2004 of approximately $1,384.

        During the three months ended March 31, 2005, approximately $319 of the capital reserve funds were disbursed as follows (i) $173 in lease payments on existing equipment consisting of bellman vehicles, golf cart leases, golf course equipment leases, telephone equipment leases and cable leases, (ii) $66 to replace carpet in the Edinburgh conference center, (iii) $15 to replace aging fuel tanks, (iv) $17 in repairs to the roof of the Highlands clubhouse and (v) $48 in repairs to the driving range tents, nature walks, electrical systems and tennis center air conditioning.

        The preceding information may contain forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. Such statements may be identified by the inclusion of terms such as "believe," "expect," "hope" or "may" or other similar words. Although we believe that such forward-looking statements are based upon sound and reasonable assumptions, given the circumstances in which the statements are made, the actual results could differ significantly from those described in the forward-looking statements.

        Certain factors that might cause such a difference include, among others, the following: changes in general economic conditions that may influence group conferences and guests' vacations plans; changes in travel patterns; changes in consumer tastes in destinations or accommodations for group conferences and vacations; changes in rental pool participation by the current condominium owners; settlement of the class action lawsuit involving the rental pool agreements; our ability to continue to operate the Resort under our management contracts; and the resale of condominiums to owners who elect neither to participate in the rental pool nor to become Club members. Given these uncertainties, readers are cautioned not to put undue reliance on such statements.

Other Matters

        On April 29, 2005, Westin's parent, Starwood Hotels & Resorts Worldwide, Inc., or Starwood, entered into an Assurance of Voluntary Compliance with the State of Florida Office of the Attorney General. See a further discussion of this matter in Item 1, Note 9 above to our condensed combined financial statements herein.

Liquidity and Capital Resources

        Our working capital position is a deficit of approximately $614 as of March 31, 2005. We continue to experience seasonal fluctuations in our net working capital position. Seasonality impacts our liquidity in that there is more available cash during the winter months, specifically in the first quarter, while cash becomes very limited in the late summer months. In July 2004, after we took possession of the Resort, our parent, loaned us $2,000 to support working capital needs. The proceeds of this loan have been fully expended by the manager of the Resort to support operational expenses. Generally, our only source of cash is from any profitable operations of the Resort. While the financial performance of the Resort is showing signs of recovery to date in 2005, it does not appear from the projections provided by the asset manager that the operational cash flow capacity of the Resort will permit the Resort to reestablish its self-sufficiency in the near term. Further, the Resort's credit capacity is limited. The predecessor owner had a revolving credit line secured by the Resort's accounts receivable; however, this credit line was terminated when the predecessor defaulted on the mortgage with our parent. It may become necessary to seek further cash infusion from GTA, an accounts receivable revolving credit line or to seek some other form of re-capitalization to insure our ongoing viability. However, there can be no assurances that GTA would be able to provide any cash infusion to the Resort. We may seek to obtain a revolving credit line secured by the Resort's accounts receivable or some other form of financing; however, there can be no assurances that we will be able to secure such funding.

RISK FACTORS

Class action litigation involving GHR could adversely impact the Resort, diminishing the value of the rental pool units.

        Approximately fifty condominium owners initiated legal action against GHR and its corporate parent, Golf Hosts, Inc., regarding various aspects of the prior rental pool arrangement (see Part II, Item 1 "Legal Proceedings" for further discussion). At the present time, GTA-IB, LLC is not a party to the lawsuit, nor are our affiliates. It is our understanding that the condominium owners/plaintiffs allege breaches of contract, including breaches in connection with the prior rental pool arrangement. It is also our understanding that the plaintiffs are seeking unspecified damages and declaratory judgment because they believe they are entitled to participate in the Rental Pool. The plaintiffs also believe that golf course access should be limited to persons who are either members, their accompanied guests, or guests of the Resort.

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

        On March 10, 2005 in the Circuit Court of the Sixth Judicial Circuit, in and for Pinellas County, Florida, Civil Division, we filed a Motion to Intervene in the suit styled Innisbrook Condominium Association, Inc., C. Frank Wreath, Meredith P. Sauer, and Mark Banning, Plaintiffs vs. Pinellas County, Florida, Golf Host Resorts, Inc. and Innisbrook F LLC, Defendants, Case No. 043388CI-15 (the Land Use Lawsuit). See further discussion of this matter in Part II, Item 1 "Legal Proceedings" for further discussion.

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

        Pursuant to the former borrower's arrangement with many of the persons who own condominium units at the Resort, the condominiums owned by these participating persons are placed in a securitized pool and rented as hotel rooms to guests of the Resort. This group of condominiums is known as the "rental pool". In addition to the current rental pool agreement, the former owner of the Resort agreed with the condominium owners association that the former owner of the Resort would reimburse 50% of the refurbishment costs, plus accrued interest (at 5% per annum) on the unpaid balance of the 50%.. This amount will be reimbursed to participating condominium owners (or transferees of their condominium unit(s)) over the five-year period beginning in 2005. The reimbursement is contingent on the units remaining in the rental pool from the time of the refurbishment of their unit throughout the reimbursement period of 2005 through 2009. If the unit does not remain in the pool during the reimbursement period of 2005 through 2009, the owner or successor owner forfeits any unpaid installments at the time the unit is removed from the pool.

        Accordingly, maintaining condominium owner participation in the rental pool is very important to the continued economic success of the Resort. We assumed certain existing or modified financial obligations of the former borrower, including its responsibilities regarding the administration of the condominium unit rental pool, when we took ownership of the Resort pursuant to the Settlement Agreement. We also assumed the borrower's obligation for refurbishment expenses paid by the condominium owners pursuant to the Settlement Agreement.

        As owner of the Resort, we will be responsible for any negative cash flow associated with the ownership and operation of the Resort. As a result of the assumption of these liabilities and our responsibility for any negative cash flow, we face the risk that our ultimate liabilities and expenditures might be greater than we expected. In that case, we may not have sufficient cash available for the payment of the refurbishment expenses relating to the rental pool units.

The number of Rental Pool units may decline if current owners find alternative uses of the units more attractive than participating in the rental pool, reducing the number of available Rental Pool units and diminishing the value of the remaining Rental Pool units.

        Participants in the Rental Pool may decide that alternative uses of their condominium units are more attractive than participating in the Rental Pool. In particular, condominium owners may determine that they are better off financially by renting their units to longer term tenants, or by living in their units rather than paying to live elsewhere and allowing their units to participate in the Rental Pool. Any such reduction in the number of participants in the Rental Pool may result in increased costs and reduced revenues for the remaining Rental Pool participants. In particular, a decrease in the number of participants in the Rental Pool will result in higher per capita costs relating to fixed costs that are incurred in connection with the administration of the Rental Pool. In the event that the number of units in the Rental Pool declines below 575, our obligation to reimburse refurbishment expenses for the units will be abated until the number of units in the Rental Pool is restored to 575 or higher.

Unusual weather patterns experienced in Florida during 2004 could result in depressed bookings and reduced proceeds to the rental pool participants.

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

  •
  cyclical over-building in the hotel industry which increases the supply of hotel rooms;

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

        Moderate or severe economic downturns or adverse conditions may negatively affect the operations of the Resort. These conditions may be widespread or isolated to one or more geographic regions. A tightening of the labor markets in Florida may result in fewer and/or less qualified applicants for job openings at the Resort. Higher wages, related labor costs and the increasing cost trends in the insurance markets may negatively impact our results as wages, related labor costs and insurance premiums increase.

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

The Resort places significant reliance on technology.

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

The Resort is capital intensive.

        For the Resort to remain attractive and competitive, we have to spend money periodically to keep the properties well maintained, modernized and refurbished. This creates an ongoing need for cash and, to the extent we cannot fund expenditures from cash generated by operations, we must seek to obtain funds from borrowings or otherwise.

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

        In addition, there are also other risks such as war, certain forms of terrorism such as nuclear, biological or chemical terrorism, acts of God such as hurricanes and earthquakes and some environmental hazards that may be deemed to fall completely outside the general coverage limits of our policies or may either be uninsurable or too expensive to justify insuring against.

Our operations at the Resort are dependent upon outside managers.

        Westin manages the daily operations of the Resort pursuant to our Management Agreement with Westin, and Troon manages the golf facilities at the Resort pursuant to related contractual commitments with Westin. In the event that these third party managers fail to perform under their respective contracts as expected, or in the event that they default on their obligations, the Resort's results of operations will be adversely affected, potentially in a material way.

Risk factors relating to our parent and GTA

        Our parent is a subsidiary of GTA's operating partnership. GTA is a public reporting company under the Exchange Act. Due to our relationship with GTA, we believe that its Risk Factors are relevant to our sole member and to the participants in the rental pool given that we are dependent upon GTA for funding that we may require. You should note that certain of the information contained in GTA's Risk Factors, filed as Exhibit 99.1 hereto, relating to liquidating distributions are not relevant to you unless you are a holder of GTA's common stock; however, such risk factors are informative in that they may indicate certain factors or events that may impact GTA and reduce GTA's willingness or ability to provide funding to the Resort and the rental pool units.

GTA-IB, LLC

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

        We do not have significant market risk with respect to foreign currency exchanges or other market rates. Our debt to our parent is non-interest bearing and, accordingly, fluctuations in interest rates are not expected to affect financial results.

Item 4.    Controls and Procedures

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management assesses the costs and benefits of such controls and procedures based upon the prevailing facts and circumstances, including management's reasonable judgment of such facts. As we neither controlled nor managed the Resort prior to July 16, 2004, our disclosure controls and procedures with respect to the Resort and its employees are necessarily more limited than those we maintain with respect to our own corporate operations. At close of business on July 15, 2004, we took title to the Resort; however, despite the fact that our amended management agreement with Westin provides us with heightened control and access to information, we do not directly assemble the financial information for the Resort (although we have taken steps that we deem to be reasonable under the circumstances to seek to verify such financial information) and consequently, our disclosure controls and procedures with respect to the Resort, while strengthened, remain necessarily more limited than those we maintain with respect to our own corporate operations. Since taking title to the Resort, we have focused upon integrating operations at the Resort into our disclosure controls and procedures and internal control procedures. In particular, those controls and procedures have been updated to account for the challenges presented by the increased size and scope of our operations now that we own the Resort.

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

        As of March 31, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. With the assistance of Westin, our Chief Executive Officer and our Chief Financial Officer concluded that as of March 31, 2005 our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our Exchange Act reports. Except as described above, there have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

  •
  whether the condominium unit owners participating in the master lease agreement were coerced by economic pressure and duress to enter into the master lease agreement or the guaranteed master lease agreement;

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

        Depositions of class members and others, including depositions of prior executives of GHR, have been taken and additional discovery remains to be undertaken. The previously scheduled trial date of February 3, 2003 was postponed by the Court and a new trial date has not yet been set. In July 2003, the judge in the litigation against GHR reversed an earlier ruling and held that the case could not proceed as a class action. The judge also ruled that the plaintiffs could not seek recovery from the individuals that hold stock in GHR and its affiliates (rejecting plaintiffs' attempt to "pierce the corporate veil"). In October 2003, the judge ruled that the claims of the former members of the class who were not named as plaintiffs in the lawsuit were barred by the statute of limitations. These rulings leave approximately 80 individual plaintiffs in the lawsuit representing 50 condominium units. Plaintiffs have appealed each of these rulings to the court of appeals. The court of appeals summarily affirmed the lower court's ruling that the case could not proceed as a class action and has affirmed the lower court's dismissal with prejudice of the veil piercing case. On June 15, 2004, counsel for GHR reargued the motion for summary judgment to summarily dismiss the claims of the remaining 80 individual Plaintiffs. On July 29, 2004, the court entered an order granting the defendant's motion for summary judgment. The plaintiffs filed an appeal of this ruling on October 26, 2004. No date has been set for the oral argument on the appeal of the summary judgment.

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

Land Use Lawsuit

        On March 10, 2005 in the Circuit Court of the Sixth Judicial Circuit, in and for Pinellas County, Florida, Civil Division, we filed a Motion to Intervene in the suit styled Innisbrook Condominium Association, Inc., C. Frank Wreath, Meredith P. Sauer, and Mark Banning, Plaintiffs vs. Pinellas County, Florida, Golf Host Resorts, Inc. and Innisbrook F LLC, Defendants, Case No. 043388CI-15 (the Land Use Lawsuit). The above-named Plaintiffs have filed a multi- count complaint seeking injunctive and declaratory relief with respect to the land use and development rights of a tract of land known as Parcel F. We refer to this complaint as the Complaint. Parcel F is a parcel of land located within our Resort. The Plaintiffs allege that there are no remaining development units (residential units) available to be developed within the Resort property. On March 29, 2005 we filed a Motion to Intervene as a defendant in the Land Use Lawsuit in order to protect our property, and our land use and development rights with respect to Parcel F and our property. A hearing on the Motion to Intervene was held on April 4, 2005 after which the court granted our Motion. On April 5, 2005, we joined in the filing of a Motion to Dismiss and Motion to Strike three of the seven counts of the Complaint. The court granted the Defendant's Motion to Dismiss on April 26, 2005. On that same date, four individuals (Joseph E. Colwell, Marcia G. Colwell, Kirk E. Covert, Deborah A. Covert) and Autumn Woods Homeowner's Association, Inc. moved to intervene in the Land Use Lawsuit. The court has not ruled on that motion. On April 8, 2005, a separate suit was filed by James M. and Mary H. Luckey and Andrew J. and Aphrodite B. McAdams. That suit seeks injunctive and declaratory relief in six separate counts, all relating to the land use and development rights of Parcel F. This suit was consolidated with the Land Use Lawsuit on May 3, 2005. On May 6, 2005 we filed a Motion to Dismiss the Luckey suit. That motion is scheduled to be heard by the court on May 31, 2005. The trial date has been scheduled for July 18, 2005. As an intervenor, we will seek to obtain a ruling from the court which preserves and protects our property, and our land use and development rights with respect to Parcel F and our property in order to maximize the value of those rights as they relate both to Parcel F and the Resort in general. See further discussion of the Land Use Lawsuit under "Risk Factors."

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

Item 4.    Submission of Matters to a Vote of Security Holders

        Not applicable.

Item 5.    Other Information

        Not applicable.

Item 6.    Exhibits

Exhibit No.	Description
3.1	Articles of Organization of GTA-IB, LLC(1)
3.2	Amended and Restated Operating Agreement of GTA-IB, LLC(1)
10.1	Settlement Agreement dated July 15, 2004 by and among Golf Trust of America, L.P., GTA-IB, LLC, Golf Host Resorts, Inc., Golf Hosts, Inc., Golf Host Management, Inc., Golf Host Condominium, Inc. and Golf Host Condominium, LLC(2)
10.2	Defense and Escrow Agreement dated July 15, 2004 by and among Golf Host Resorts, Inc., GTA-IB, LLC, Golf Trust of America, L.P., Golf Trust of America, Inc. and Chicago Title Insurance Company(2)
10.3	Operational Benefits Agreement dated July 15, 2004 by and among Golf Host Resorts, Inc., Golf Hosts, Inc., GTA-IB, LLC, and Golf Trust of America, L.P.(2)
10.4	Management Agreement dated July 15, 2004 by and between Westin Management Company South and GTA-IB, LLC(2)
10.5	Assignment, Consent, Subordination and Nondisturbance Agreement dated July 15, 2004 by and among GTA-IB, LLC, Golf Trust of America, L.P. and Westin Management Company South(2)
10.6	Facility Management Agreement dated July 15, 2004 by and between Troon Golf L.L.C. and Westin Management Company South(2)
10.7	Loan Agreement dated July 15, 2004 by and between Golf Trust of America, L.P. and Elk Funding, L.L.C. and related Notes A and B(2)
10.8	Parcel F Development Agreement dated March 29, 2004 by and among Golf Hosts Resorts, Inc., Golf Trust of America, L.P. and Parcel F, LLC, formerly known as Innisbrook F, LLC, formerly known as Bayfair Innisbrook, L.L.C.(2)
10.9	Amendment to Loan Agreement between GTA-IB, LLC and Golf Trust of America, L.P.(1)
10.10	Loan Agreement dated June 20, 1997 between Golf Host Resorts, Inc. and Golf Trust of America, L.P.(1)
10.11	Promissory Note issued by GTA-IB, LLC to Golf Trust of America, L.P.(1)
31.1	Certification of the Registrant's President pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of the Registrant's Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	Certifications pursuant to Section 906 of Sarbanes-Oxley Act of 2002
99	Risk Factors of Golf Trust of America, Inc.

(1)
Previously filed as Exhibits (same Exhibit numbers as referenced above) to the Company's Report on Form 10-Q, filed on November 23, 2004, and incorporated herein by reference.

(2)
Previously filed as Exhibits 10.1 through 10.8 to the Company's Current Report on Form 8-K, filed November 16, 2004, and incorporated herein by reference.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GTA-IB, LLC, registrant
Date: May 13, 2005	By:	/s/ W. BRADLEY BLAIR, II W. Bradley Blair, II President and Chief Executive Officer
Date: May 13, 2005	By:	/s/ SCOTT D. PETERS Scott D. Peters Secretary and Chief Financial Officer

QuickLinks

PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits
SIGNATURES