Form 10-Q
period 2005-06-30
GTA-IB, LLC
filed 2005-08-15
CIK 1306051

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

  ☒
  Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended: June 30, 2005

  ☐
  Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from                             to

Commission File Number 333-120538

GTA-IB, LLC
(Exact name of registrant as specified in its charter)

Florida	05-0546226
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

GTA-IB, LLC

FORM 10-Q

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004

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

GTA-IB, LLC

CONDENSED COMBINED BALANCE SHEETS

AS OF JUNE 30, 2005 AND DECEMBER 31, 2004

(in thousands)

	June 30, 2005	December 31, 2004
	(unaudited)
Assets
Current assets	$7,733	$5,580
Intangibles, net	17,667	18,908
Property and equipment, net	28,864	28,751
Other assets	2,442	2,455

Total Assets	$56,706	$55,694

Liabilities
Current liabilities	$8,588	$8,985
Long-term debt, less current maturities	41,937	41,778
Other long term liabilities	9,533	9,371

Total Liabilities	60,058	60,134
Commitments and Contingencies
Member's Deficit	(3,352)	(4,440)

Total Liabilities and Member's Deficit	$56,706	$55,694

See accompanying notes to condensed combined financial statements.

GTA-IB, LLC

CONDENSED COMBINED STATEMENTS OF OPERATIONS AND MEMBER'S DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004

(in thousands) (unaudited)

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004 (Predecessor Basis)	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004 (Predecessor Basis)
Revenues
Hotel	$3,452	$2,697	$8,733	$6,447
Food and beverage	2,816	2,645	7,060	6,103
Golf	3,392	2,898	8,058	6,869
Other	1,064	1,196	2,354	2,458

Total revenues	10,724	9,436	26,205	21,877

Expenses
Hotel	3,030	2,490	6,915	5,275
Food and beverage	1,968	2,062	4,578	4,379
Golf	1,823	1,977	3,662	3,850
Other	2,621	2,235	5,143	4,582
General and administrative	1,067	1,305	2,670	2,632
Depreciation and amortization	537	702	1,335	1,494

Total expenses	11,046	10,771	24,303	22,212

Operating income (loss)	(322)	(1,335)	1,902	(335)
Interest expense, net	375	2,351	814	4,735

Net income (loss)	(697)	(3,686)	1,088	(5,070)
Preferred dividends	—	(64)	—	(129)

Income (loss) available (attributable) to Member and Common Shareholders	(697)	$(3,750)	1,088	$(5,199)

Member's deficit, beginning of period	(2,655)		(4,440)

Member's deficit, end of period	$(3,352)		$(3,352)

See accompanying notes to condensed combined financial statements.

GTA-IB, LLC

COMBINED CONDENSED STATEMENTS OF CASH FLOWS FOR THE

SIX MONTHS ENDED JUNE 30, 2005 AND 2004

(in thousands) (unaudited)

	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004 (Predecessor Basis)
Cash flows from operating activities:
Net income (loss)	$1,088	$(5,070)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,994	1,494
Provision for bad debts	—	54
Non-cash interest	616
Other changes in operating assets and liabilities	(1,282)	4,260

Net cash provided by operating activities	2,416	738
Cash flows used in investing activities:
Purchases of property and equipment	(450)	(738)
Cash flows used in financing activities:
Repayment of long-term debt and capital lease obligations	(545)	—

Net increase in cash	1,421	—
Cash and cash equivalents, beginning of period	1,832	—

Cash and cash equivalents, end of period	$3,253	$—

Supplemental Cash Flow Information:
Cash paid for interest	$212	$—

Non-cash financing and investing activities:
Assets acquired through capital leases	$416	$—

Preferred stock dividend liability to Golf Hosts, Inc	$—	$128

See accompanying notes to condensed combined financial statements.

GTA-IB, LLC

FORM 10-Q

NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004

(in thousands) (unaudited)

1.     Innisbrook Resort Ownership and Operations

        GTA-IB, LLC (the "Company") is owned by GTA-IB Golf Resort, LLC, which in turn is 100% owned by Golf Trust of America, L.P., (the "Lender", "Our Parent", or "GTA, LP"). Golf Trust of America, Inc. owns 99.6% of GTA, LP. The remaining 0.4% of GTA, LP is owned by its one remaining limited partner. The Lender is an operating partnership of Golf Trust of America, Inc. ("GTA"). Golf Host Resorts, Inc. ("GHR", "the predecessor" or "the former borrower"), an entity affiliated with Starwood Capital Group LLC, is the former owner of the Westin Innisbrook Golf Resort ("the Resort") and the former borrower under a participating mortgage loan funded by the Lender. This participating mortgage loan was secured by the Resort, cash, undeveloped land at the Resort and 368,365 shares of GTA's common stock. The Resort is a 72-hole destination golf and conference facility located near Tampa, Florida.

        The Company entered into a Settlement Agreement dated July 15, 2004 (the "Settlement Agreement") with the Lender and GHR, Golf Hosts, Inc., Golf Host Management, Inc., Golf Host Condominium, Inc. and Golf Host Condominium, LLC. The Settlement Agreement resolved a number of issues between the parties, including GHR's default under the $79 million loan made by the Lender to GHR in June 1997. As part of the Settlement Agreement, the Company took ownership of the Resort on July 15, 2004. In connection with the Settlement Agreement, the Company entered into a management agreement with Westin Management Company South, or Westin, providing for Westin's management of the Resort, and Westin and Troon Golf, LLC ("Troon") entered into a facility management agreement providing for Troon's management of the golf facilities at the Resort.

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

        In connection with the Settlement Agreement, the Company assumed control and operation of the Resort Rental Pool Lease Operations at the Resort (the "Rental Pool") which were previously operated and controlled by GHR. On a year-to-year basis, approximately 500 of the 938 condominium units at the Resort are leased by the Company from the condominium owners and used as hotel accommodations for the Resort pursuant to rental pool lease arrangements. The Company is the lessee under the lease operation agreements, which provide for the distribution of a percentage of room revenues to participating condominium owners. The operations under this arrangement are referred to as the Rental Pool.

        GTA is presently in the process of liquidating pursuant to a plan of liquidation approved by the stockholders of GTA on May 22, 2001. In that regard, GTA has received several bids for the Resort and is in the process of evaluating the same with its financial advisor. The sale of the Resort will be subject to completion of due diligence by the buyer, approval of a Special Committee comprised of the independent members of the Board of Directors of GTA, receipt of a fairness opinion from GTA's advisor, execution of an asset purchase agreement and satisfaction of all closing conditions.

Operations and Liquidity

        As of June 30, 2005, the Company's working capital position is a deficit of approximately $855 and the member deficit is $3,352. Although the Company reported net income of approximately $1,088 for the six months ended June 30, 2005, the Company continues to experience seasonal fluctuations in the Company's net working capital position. Seasonality impacts the Company's liquidity in that there is more available cash during the winter months, specifically in the first quarter, while cash becomes very limited in the late summer months. In July 2004, after the Company took possession of the Resort, the Company received a cash infusion of $2,000 from its Parent to support working capital needs. The proceeds of this loan have been fully expended by the manager of the Resort to support operational expenses. Generally, the Company's only source of cash is from any profitable operations of the Resort. While the financial performance of the Resort is showing signs of recovery to date in 2005, it does not appear from the projections provided by the asset manager that the operational cash flow capacity of the Resort will permit the Resort to reestablish its self-sufficiency in the near term. Further, the Resort's credit capacity is limited. The Company has requested a further cash infusion from the Company's Parent which it expects to receive in the near term; however, there can be no assurances as to the specific timing or amount of any such cash infusion from the Company's Parent.

        On April 29, 2005, Westin's parent, Starwood Hotels & Resorts Worldwide, Inc., or Starwood, entered into an Assurance of Voluntary Compliance with the State of Florida Office of the Attorney General, or "the Assurance." The agreement provides, among other things, that for a period of two years Starwood will not charge certain automatic fees to guests at certain hotels that are owned or managed by Starwood, including the Resort, and that the State of Florida Office of the Attorney General will release Starwood hotel owners and franchisees from certain claims and liability relating to these automatic fees. Although the Company is not a party to the agreement, our results of operations could be affected as a result of the reduction or elimination of these automatic fees charged at the Resort. The Resort Manager, Westin, is continuing to analyze how to mitigate the potential impact on the Resort's future operating results. See further discussion in Note 10 below.

2.     Basis of Presentation

        Because the core business operations of the Resort did not materially change with the change in ownership, the combined statements of operations of the predecessor owner for the three and six months ended June 30, 2004 are reflected for comparative purposes only. The predecessor's basis for its assets and liabilities was historical cost less applicable depreciation and amortization.

        The settlement, described in note 1 above, was accounted for using methods consistent with purchase accounting in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations. Accordingly, the Company, with the assistance of our independent financial advisor, has stated the tangible and identified intangible assets of the Resort at their respective fair values. The long-term liabilities of the Resort are stated at their fair value based on a net present value calculation.

Principles of Combination

        The financial statements and footnotes reflect the combined financial results of GTA-IB, LLC, GTA-IB Condominium, LLC and GTA-IB Management, LLC. These legal entities are all wholly owned subsidiaries of an affiliate of Golf Trust of America, Inc. GTA-IB Condominium, LLC holds the title to three condominium units that participate in the rental pool of GTA-IB, LLC. GTA-IB Management, LLC is the entity that employs substantially all of the employees working at the Resort. There are no other operations of GTA-IB Condominium, LLC and GTA-IB Management, LLC. GTA-IB, LLC holds title to the Resort and is the entity in which all of the Resort operations are recorded. All intercompany transactions and account balances have been eliminated in combination.

Interim Statements

        The accompanying condensed combined financial statements have been prepared in accordance with (i) accounting principles generally accepted in the United States of America ("GAAP") and (ii) the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements have not been audited by an independent registered accounting firm, however, they include adjustments (consisting of normal recurring adjustments) which are, in the judgment of management, necessary for a fair presentation of financial condition, results of operations and cash flows for the interim periods presented. However, these results are not necessarily indicative of results for any other interim period or for the full year. In particular, it is important to note that our business is seasonal.

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

3.     Property and Equipment

        Property and equipment consists of the following:

	June 30, 2005	December 31, 2004
	(unaudited)
Land	$1,968	$1,968
Buildings	14,625	14,524
Golf course improvements	7,473	7,436
Machinery and equipment	5,995	5,249
Construction work in process	162	—

	30,223	29,357
Less accumulated depreciation and amortization	1,359	606

	$28,864	$28,751

        At June 30, 2005, machinery and equipment includes certain equipment with a net book value of $1,237 that is recorded under capital leases. Depreciation expense amounted to approximately $349 and $600 for the three months ended June 30, 2005 and 2004, respectively, and $753 and $1,064 for the six months ended June 30, 2005 and 2004, respectively.

4.     Intangibles and Other Assets

        Intangible assets represent the value of the following that existed at July 15, 2004: the trademark and tradename of "Innisbrook"; the Rental Pool; the guest room bookings; the club memberships; and the water contract that provides irrigation water for the golf courses at no charge up to certain specified levels. The intangible assets are being amortized over the specific term or benefit period of each related contract.

Intangible Assets	Amortization Period	June 30, 2005	December 31, 2004
		(unaudited)
Water Contract	None since renewable in perpetuity	$2,300	$2,300
Rental Pool	89.5 months	9,870	9,870
Guest Bookings	Less than 24 months	1,100	1,100
Club Memberships	144 months	4,400	4,400
Trade Name	None since renewable in perpetuity	2,500	2,500

		20,170	20,170
Less accumulated amortization		2,503	1,262

		$17,667	$18,908

        Amortization expense amounted to approximately $518 and $477 for the three months ended June 30, 2005 and 2004, respectively, and $1,241 and $954 for the six months ended June 30, 2005 and 2004, respectively. Of these amounts, approximately $330 and $216 for the three months ended June 30, 2005 and 2004, respectively, and $661 and $523 for the six months ended June 30, 2005 and 2004, respectively, are included in hotel expenses and are not included in depreciation and amortization in the Statements of Operations. The intangible assets of the predecessor owner consisted of the rental pool refurbishment asset and the management agreement between Westin and the predecessor owner, which was amortized over twenty years on a straight-line basis.

        Other assets include our interest in the net proceeds from the sale of Parcel F which we estimate to be $2,200 (see Note 1). Also included in other assets are certain design fees for the refurbishment program of $242 and $255 as of June 30, 2005 and December 31, 2004, respectively. We will be reimbursed for these design fees by the Rental Pool participants in the form of a deduction from the quarterly rental pool refurbishment payments.

5.     Current Liabilities

        Current liabilities consist of the following:

	June 30, 2005	December 31, 2004
	(unaudited)
Accounts payable	$2,048	$2,968
Accrued payroll costs	1,363	1,147
Other payables and accrued expenses	1,720	1,628
Deposits and deferred revenue	2,298	2,248
Current portion of capital leases	341	267
Current portion of refurbishment liability	818	727

	$8,588	$8,985

6.     Long-Term Debt

        Long-term debt consists of the following:

	June 30, 2005	December 31, 2004
	(unaudited)
Non-interest bearing mortgage note due to the Company's Parent, maturing on June 19, 2027	$39,240	$39,240
Advances from the Company's Parent, net	1,926	1,926
Capital leases	771	612

	$41,937	$41,778

        See Note 1 for additional discussion concerning the change in ownership of the Resort. The original participating mortgage notes were reduced by an amendment to those notes once the collateral (the Resort) was transferred to the Company. The amendment also provided that the note would be non-interest bearing effective upon the transfer of ownership of the Resort to the Company. The fair value of the note was deemed to be $39,240 and the amendment to the loan agreement reflects that value.

7.     Other Long-Term Liabilities

Master Lease Refurbishment Obligation

        On July 16, 2004, the Company recorded a liability of $4,532 for the Master Lease Agreement refurbishment program. This liability represents the Company's obligation to pay the various participants in the Rental Pool 50% of the costs to refurbish their respective units, at the net present value (calculated at a discount rate of 15%) of the total principal payments of $7,273. Principal payments are due quarterly over the repayment period of the program, beginning with the first quarter of 2005 and ending with the fourth quarter of 2009. Interest on this liability accrues at a rate of 5% and is paid quarterly. Amortization of the discount is charged to interest expense ratably over the period through 2009. The amortization charged to interest expense for the three and six months ended June 30, 2005 is $180 and $415, respectively. The net present value of this liability is $4,652 and $4,600 as of June 30, 2005 and December 31, 2004, respectively, of which $818 and $727 is included in current liabilities (see Note 5).

        The corresponding benefit from the Master Lease Agreement refurbishment program is included in the valuation of the rental pool intangible asset which is amortized over the term of the current master lease agreement which expires in 2011. Minimum undiscounted principal payments on the refurbishment program are as follows:

Year	Amount
2005 (July 1 through December 31)	$364
2006	1,091
2007	1,455
2008	1,818
2009	2,182

Total	$6,910

Westin Termination Fee

        The July 15, 2004 management agreement that the Company executed with Westin provides for the payment of a termination fee to Westin of $5,900, subject to the terms and conditions set-forth in that agreement. If not earlier terminated, the Management Agreement will expire on December 31, 2017. The termination fee is reduced $0.365 for each day that elapses from the effective date until the termination date; provided, however, that the termination fee shall not be reduced to less than $5,500. The obligation, which is included in other long-term liabilities on the balance sheet, was recorded at its net present value on July 16, 2004 of $4,631 (calculated at a discount rate of 7%). Amortization of the discount is charged to interest expense ratably over the period through December 31, 2006. The amortization charged to interest expense for the three and six months ended June 30, 2005 is $88 and $176, respectively. The net present value of this liability is $4,971 and $4,794 as of June 30, 2005 and December 31, 2004, respectively.

Troon Supplemental Fee

        The July 15, 2004 facility management agreement executed with Troon provides for the payment by us to Troon of a supplemental fee, subject to the terms and conditions set forth in that facility management agreement, of $800. If not earlier terminated, the facility management agreement will expire in July 15, 2009. The obligation was recorded at its net present value on July 16, 2004. The net present value on that date was $682 (calculated at a discount rate of 7%). Amortization of the discount is charged to interest expense ratably over the period through December 31, 2006. The amortization charged to interest expense for the three and six months ended June 30, 2005 is $12 and $24, respectively. The net present value of this liability is $728 and $704 as of June 30, 2005 and December 31, 2004, respectively.

8.     Commitments and Contingencies

        The Company is subject to claims and lawsuits in the normal course of operations, which currently include claims filed in July 2005 by a former employee of Golf Host Securities, Inc., a subsidiary of our parent, with the Occupational Safety and Health Administration, or OSHA, the Equal Opportunity Employment Commission, or the EEOC, the National Association of Securities Dealers, Inc., or NASD, and the Florida Division of Real Estate, or FDRE. Management does not believe that the ultimate resolution of such matters will materially impair operations or have an adverse effect on our financial position and results of operations.

Employee Benefit Plans

        The Company maintains a defined contribution Employee Thrift and Investment Plan, which provides retirement benefits for all eligible employees who have elected to participate. Employees must fulfill a 90-day service requirement to be eligible. The Company currently matches one half of the first 6% of an employee's contribution. Our contributions approximated $51 and $47 for the three months ended June 30, 2005 and 2004, respectively, and $98 and $88 for the six months ended June 30, 2005 and 2004, respectively.

Westin Management Company South and Troon Golf, LLC.

        The Company's July 15, 2004 management agreement with Westin provides that Westin will manage the Resort for a fee equal to 2.2% of the Resort's gross revenue. Contemporaneously with the signing of that agreement, Westin entered into a management contract with Troon providing for Troon to manage the golf facilities of the Resort for a fee equal to 2% of the Resort's gross golf revenue. The Westin and Troon management fees are paid monthly. The agreements also provide for the opportunity to earn supplemental fees based on financial performance. Our management agreement with Westin will terminate on December 31, 2017, unless it is earlier terminated pursuant to its terms. Troon's contract with Westin will terminate on July 15, 2009 unless earlier terminated pursuant to its terms.

        For the three and six months ended June 30, 2005 and 2004, the payments made to Westin and Troon under their respective management agreements are reflected in the table below: Westin

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Payments made to:
Westin	$231	$135	$559	$310
Troon	68	61	161	164

Total	$299	$196	$720	$474

Land Use Lawsuit

        On March 10, 2005 in the Circuit Court of the Sixth Judicial Circuit, in and for Pinellas County, Florida, Civil Division, the Company filed a Motion to Intervene in the suit styled Innisbrook Condominium Association, Inc., C. Frank Wreath, Meredith P. Sauer, and Mark Banning, Plaintiffs (the "Plaintiffs") vs. Pinellas County, Florida, Golf Host Resorts, Inc. and Innisbrook F LLC, Defendants (the "Defendants"), Case No. 043388CI-15 (the "Land Use Lawsuit"). The Plaintiffs have filed a multi-count complaint seeking injunctive and declaratory relief with respect to the land use and development rights of a tract of land known as Parcel F. The Company refers to this complaint as the Complaint. Parcel F is a parcel of land located within the Company's Resort. The Plaintiffs allege that there are no remaining development units (residential units) available to be developed within the Resort property. On March 29, 2005 the Company filed a Motion to Intervene as a defendant in the Land Use Lawsuit in order to protect the Company's property, and the Company's land use and development rights with respect to Parcel F and its property. A hearing on the Motion to Intervene was held on April 4, 2005 after which the court granted the Company's Motion. On April 5, 2005, the Company joined in the filing of a Motion to Dismiss and Motion to Strike three of the seven counts of the Complaint. The court granted the Motion to Dismiss on April 26, 2005. On that same date, four individuals (Joseph E. Colwell, Marcia G. Colwell, Kirk E. Covert, Deborah A. Covert) and Autumn Woods Homeowner's Association, Inc. moved to intervene in the Land Use Lawsuit. The court has not ruled on that motion. On April 8, 2005, a separate suit was filed by James M. and Mary H. Luckey and Andrew J. and Aphrodite B. McAdams. That suit seeks injunctive and declaratory relief in six separate counts, all relating to the land use and development rights of Parcel F. This suit was consolidated with the Land Use Lawsuit on May 3, 2005. After May 6, 2005 the Company filed a Motion to Dismiss the Lucky suit. The motion was heard by the Court on May 31, 2005. Since that hearing, the Company has filed our Answer and Affirmative Defenses to both complaints that have been filed in the consolidated action. On August 3, 2005 a case management conference was held before the Court. At that hearing, the Court scheduled a hearing on the defense motions for summary judgment for August 30, 2005 and a trial starting December 12, 2005. As an intervenor, the Company will seek to obtain a ruling from the court which preserves and protects the Company's property, and the Company's land use and development rights with respect to Parcel F and its property in order to maximize the value of those rights as they relate both to Parcel F and the Resort in general.

10.   Subsequent Events

        On August 9, 2005, in a matter related to the Assurance (see Note 1 above), we executed a settlement election form which formalized our willingness to participate in Starwood's negotiated Automatic Hotel Charges Settlement regarding the settlement of class action law suits filed by private plaintiffs against Starwood for charging certain automatic fees to its guests. Based upon information known to us at this time, we do not believe that our participation in this settlement will have a material adverse impact on our financial results.

        On August 10, 2005, the Company and the Lender entered into an amendment to the Parcel F Development Agreement which Our Parent believes will allow Our Parent to better manage the location of the Parcel F access road and also adds the Company as a party to the Parcel F Development Agreement.

INNSBROOK RENTAL POOL LEASE OPERATION

CONDENSED BALANCE SHEETS

AS OF JUNE 30, 2005 AND DECEMBER 31, 2004

(in thousands)

	June 30, 2005	December 31, 2004
	(unaudited)
DISTRIBUTION FUND
Assets
Receivable from GTA-IB, LLC for distribution	$1,237	$917
Interest receivable from maintenance escrow fund	15	8

Total assets	$1,252	$925

Liabilities
Due to participants for distribution	$875	$656
Due to maintenance escrow fund	377	269

Total liabilities	$1,252	$925

MAINTENANCE ESCROW FUND
Assets
Cash and cash equivalents	$322	$157
Short-term investments	1,710	1,615
Receivable from distribution fund	377	269
Inventory	1	4
Interest receivable	14	5

Total assets	$2,424	$2,050

Liabilities and participants' fund balances
Accounts payable	$11	$9
Construction retainage	7	5
Interest payable to distribution fund	15	8
Carpet care reserve	53	30
Participants' fund balances	2,338	1,998

Total liabilities and participants' fund balances	$2,424	$2,050

See accompanying notes to these condensed financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION

CONDENSED STATEMENTS OF CHANGES IN PARTICIPANTS' FUND BALANCES

FOR THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004

(in thousands) (unaudited)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
DISTRIBUTION FUND
Balance, beginning of period	$—	$—	$—	$—
Additions:
Amounts available for distribution	1,237	975	3,135	2,314
Interest received or receivable from Maintenance Escrow Fund	15	5	23	10
Reductions:
Amounts withheld for Maintenance Escrow Fund	(377)	(255)	(793)	(521)
Amounts accrued or paid to participants	(875)	(725)	(2,365)	(1,803)

Balance, end of period	$—	$—	$—	$—

See accompanying notes to these condensed financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION

CONDENSED STATEMENTS OF CHANGES IN PARTICIPANTS' FUND BALANCES

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004

(in thousands) (unaudited)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
MAINTENANCE ESCROW FUND
Balance, beginning of period	$2,197	$1,831	$1,998	$1,792
Additions:
Amounts withheld from occupancy fees	377	255	793	521
Interest earned	15	5	23	10
Charges to participants to establish or restore escrow balances	134	104	203	124
Reductions:
Maintenance charges	(299)	(262)	(514)	(473)
Carpet care reserve deposit	(16)	(17)	(39)	(35)
Interest accrued or paid to Distribution Fund	(15)	(5)	(23)	(10)
Refunds to participants pursuant to the Master Lease Agreements	(55)	(34)	(103)	(52)

Balance, end of period	$2,338	$1,877	$2,338	$1,877

See accompanying notes to these condensed financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004

(in thousands) (unaudited)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
DISTRIBUTION FUND
Gross revenue	$3,382	$2,636	$8,579	$6,325

Deductions:
Agents' commissions	119	123	403	272
Credit card fees	78	62	197	152
Professional fees	7	6	13	12
Uncollectible room rents	1	—	1	2
Linen replacements	76	17	128	75
Rental pool complimentary fees	1	1	2	3

	282	209	744	516

Adjusted gross revenue	3,100	2,427	7,835	5,809
Amount retained by lessee	(1,860)	(1,456)	(4,701)	(3,485)

Gross income distribution	1,240	971	3,134	2,324
Adjustments to gross income distribution:
General pooled expense	(1)	(1)	(1)	(3)
Corporate complimentary occupancy fees	5	5	12	9
Interest	(3)	(3)	(6)	(6)
Occupancy fees	(401)	(280)	(864)	(576)
Advisory committee expenses	(52)	(44)	(100)	(94)

Net income distribution	788	648	2,175	1,654
Adjustments to net income distribution:
Occupancy fees	401	280	864	576
Hospitality suite fees	4	2	4	4
Westin Associate room fees	44	45	92	80

Available for distribution to participants	$1,237	$975	$3,135	$2,314

See accompanying notes to these condensed financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION

NOTE TO COMBINED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004

(unaudited)

1.     Rental Pool Lease Operations

        The Company is a single-member limited liability company, wholly owned by GTA-IB Golf Resorts, LLC. GTA-IB Golf Resorts, LLC is itself a wholly owned subsidiary of our parent, Golf Trust of America, L.P. There is no established market for the Company's membership interests. The preceding unaudited financial statements of the Rental Pool are for the periods ended June 30, 2005 and 2004.

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

        Effective January 1, 2002, GHR and the participants replaced the MLA, which expired on December 31, 2001, with a new Master Lease Agreement, or NMLA. The NMLA provides for 40% of the Adjusted Gross Revenues relating to the condominium Rental Pool, to be paid to the participants and the remaining 60% to be paid to GHR. In addition, GHR agreed, as part of the NMLA, to reimburse Participants in the NMLA for up to 50% of the actual unit refurbishment costs, plus interest at 5% of the 50% of the refurbishment costs, beginning in 2002, so long as the minimum participation threshold of 575 units is maintained and so long as the individual condominium unit owner has not removed the unit from the Rental Pool. The MLA, GMLA, NMLA and ALAs are referred to collectively as the "Agreements." As GHR's successor under the Agreements, the Company is subject to GHR's obligations thereunder.

        The Rental Pool consists of the Distribution Fund and the Maintenance Escrow Fund. The balance sheets of the Distribution Fund primarily reflect amounts receivable from the Company (and from GHR for periods prior to July 16, 2004) for the Rental Pool distribution payable to Participants and amounts due to the Maintenance Escrow Fund. The operations of the Distribution Fund reflect Participants' earnings in the Rental Pool. The Maintenance Escrow Fund has no operations and its financial statements reflect the accounting for certain escrowed assets of the Participants. The Maintenance Escrow Fund consists primarily of amounts escrowed by Participants or due from the Distribution Fund to meet escrow requirements, fund the carpet care reserve and maintain the interior of the unit.

        GHR had historically experienced recurring net losses and working capital deficiencies, which from time to time created substantial doubt about the former owner's ability to continue as a going concern. The Company has assumed the predecessor owner's obligations under the Agreements in connection with the Settlement Agreement. As a result, the Company expects to experience some of the same operational challenges experienced by GHR during the Resort's recovery from the economic downturn experienced during the past several years in the lodging industry. The continuation and success of the Rental Pool is contingent upon the continuation of operations of the Resort. In turn, the success of the Resort operations is contingent upon the continued participation of Participants in the Rental Pool. Sales of condominiums to purchasers who elect not to participate in the Rental Pool, an increase in the number of owners who opt to live in their condominiums rather than placing them in the Rental Pool, a shift by owners who are presently in the Rental Pool to rent those units through other means and any declines in the general economic condition of the destination resort industry will reduce the likelihood that the Resort and the Company will be able to continue as going concerns.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        We were formed on December 30, 2002 as a wholly-owned subsidiary of GTA-IB Golf Resort, LLC, which in turn is a wholly-owned subsidiary of Golf Trust of America, LP. Golf Trust of America, LP is an operating partnership of Golf Trust of America, Inc., or GTA. Golf Host Resorts, Inc., or GHR, is the former owner of the Resort and the former borrower under a $79 million participating mortgage loan funded by Golf Trust of America, LP in June 1997.

        We and Golf Trust of America, LP entered into a Settlement Agreement dated July 15, 2004, or the Settlement Agreement, with GHR, Golf Hosts, Inc., Golf Host Management, Inc. and Golf Host Condominium, Inc. The Settlement Agreement resolved a number of issues between the parties, including GHR's default under the $79 million loan made by Golf Trust of America, LP to GHR in June 1997. As part of the Settlement Agreement, we took ownership of the Resort effective at the close of business on July 15, 2004. Also in connection with the Settlement Agreement, we entered into a management agreement with Westin providing for Westin's management of the Resort, and Westin and Troon entered into a facility management agreement providing for Troon's management of the golf facilities at the Resort.

        Golf Trust of America, LP had previously entered into an agreement with GHR and the prospective purchaser of a parcel of undeveloped land within the Resort known as Parcel F. This agreement, known as the Parcel F Development Agreement, was executed on March 29, 2004 and held in escrow pending the closing of the transactions contemplated by the Settlement Agreement. The Parcel F Development Agreement sets forth the terms and conditions under which Parcel F may be developed and includes restrictions on the owner of Parcel F designed to avoid interference with the operations of the Resort. On August 10, 2005, we and Golf Trust of America, L.P. entered into an amendment to the Parcel F Development Agreement which we believe will allow us to better manage the location of the Parcel F access road and adds us as a party to the Parcel F Development Agreement. A copy of that amendment is included as Exhibit 10.8.3 to this Quarterly Report.

Results of Operations

        For comparative purposes, the financial results of GHR, the predecessor owner, are included below for the three and six months ended June 30, 2004. While the operations of the Resort have remained substantially unchanged with respect to the recording of revenues and expenses, the financials of the predecessor owner include assets and liabilities at carrying values that differ from the carrying values that we use; therefore, there can be no assurances that the comparative information provided below is not impacted to some degree by the change in the carrying values of the assets and liabilities that occurred as of July 16, 2004 when we took possession of the Resort.

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

Results of operations

        Because the Resort is a destination golf resort, we believe it appeals to a different market than the market to which a stand-alone hotel located in a downtown metropolitan area appeals. The Resort provides recreation, food and beverages to business meeting or group travelers, transient guests who play golf and golf package purchasers and guests who bring their whole families. This profile makes the Resort's performance sensitive to weather conditions and seasonality. In particular, the Resort has performed better in terms of revenue realized during the first six months of 2005 than during the first six months of 2004. We believe that this relative success is a result of improved sales and marketing efforts directed towards improving group and transient business, in addition to increasing the golf package and membership sales at the Resort.

        Utilization of the resort facilities by facility type, results of operations and selected rental pool statistical data during the periods noted is as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2005	2004 Predecessor Basis	Increase (decrease)	Percentage Change	2005	2004 Predecessor Basis	Increase (decrease)	Percentage Change
Utilization of Resort facilities:
Available room nights	54,489	54,009	480	0.1%	106,647	106,565	82	0%

Actual room nights
Group	16,640	13,216	3,424	25.9%	37,769	28,361	9,408	33.2%
Transient	11,779	8,864	2,915	32.9%	24,147	17,422	6,725	38.6%

Total room nights	28,419	22,080	6,339	28.7%	61,916	45,783	16,133	35.2%

Food and beverage meals	107,630	111,416	(3,786)	(3.4)%	250,647	228,979	21,668	9.5%

Golf rounds
Resort guests	24,023	21,074	2,949	14.0%	49,396	43,116	6,280	14.6%
Member/guests	9,362	10,017	(655)	(6.5)%	20,944	21,996	(1,052)	(4.8)%

Total golf rounds	33,385	31,091	2,294	7.4%	70,340	65,112	5,228	8.0%

	Three Months Ended June 30,				Six Months Ended June 30,
	2005	2004 Predecessor Basis	Increase (decrease)	Percentage Change	2005	2004 Predecessor Basis	Increase (decrease)	Percentage Change
Results of operations (in thousands):
Revenues
Hotel	$3,452	$2,697	$755	28.0%	$8,733	$6,447	$2,286	35.5%
Food and beverage	2,816	2,645	171	6.5%	7,060	6,103	957	15.7%
Golf	3,392	2,898	494	17.0%	8,058	6,869	1,189	17.3%
Other	1,064	1,196	(132)	(11.0)%	2,354	2,458	(104)	(4.2)%

Total revenues	10,724	9,436	1,288	13.6%	26,205	21,877	4,328	19.8%

Expenses
Hotel	3,030	2,490	540	21.7%	6,915	5,275	1,640	31.1%
Food and beverage	1,968	2,062	(94)	(4.6)%	4,578	4,379	199	4.5%
Golf	1,823	1,977	(154)	(7.8)%	3,662	3,850	(188)	(4.9)%
Other	2,621	2,235	386	17.3%	5,143	4,582	561	12.2%
General and administrative	1,067	1,305	(238)	(18.2)%	2,670	2,632	38	1.4%
Depreciation and amortization	537	702	(165)	(23.5)%	1,335	1,494	(159)	(10.6)%

Total expenses	11,046	10,771	275	2.6%	24,303	22,212	2,091	9.4%

Operating income	(322)	(1,335)	1,013	75.9%	1,902	(335)	2,237	N/M %
Interest expense, net	375	2,351	(1,976)	(84.0)%	814	4,735	(3,921)	(82.8)%

Net income (loss)	$(697)	$(3,686)	$2,989	81.1%	$1,088	$(5,070)	$6,158	N/M %

Selected rental pool statistical data:
Average daily distribution	$22.70	$18.06	$4.64	25.7%	$29.40	$21.71	$7.69	35.4%

Average room rate	$133.05	$119.39	$13.66	11.4%	$138.56	$138.16	$.40	0%

Occupancy percentage	52.2%	40.9%	5.7%	13.9%	58.1%	43.0%	15.1%	35.1%

Average number of available units	589	594	(5)	(0.8)%	589	586	3	0.5%

Three months ended June 30, 2005 and 2004.

        During the second quarter of 2005, there were 6,339, or 28.7%, more occupied room nights than there were for the second quarter of 2004. The increase in occupied room nights was due to 3,424, or 25.9%, in additional group room nights for the three month period ended June 30, 2005. The increase in group room nights was complemented by 2,915, or 32.9%, in additional transient room nights for the three month period ended June 30, 2005 compared to the same period in the prior year. The transient segment is typically defined as room nights booked that are not correlated to a related meeting or convention. These transient room nights often result from golf packages and Internet bookings, among others. The booking window for transient business can be as narrow as 24 hours or less from the date of stay. Groups typically book no less than 120 days in advance and the larger groups typically book 16 to 18 months in advance. In addition to improved marketing and public perceptions of our new ownership, the Resort installed high-speed Internet access in all of the rooms in October 2004, providing an additional marketing aspect of the Resort. Current booking patterns for 2005 presently suggest that group business may be returning to the Resort. Booked group and conference room nights at the Resort through December 31, 2005 have increased by approximately 6,577, or 13.7%, as compared to the same period last year.

        The effect of the increase in the occupied room nights and, specifically, group room nights with their significantly higher food and beverage spending, is reflected in the increase in total revenue for the Resort for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004. The most significant increase in revenues at the Resort was in the rooms department. That department experienced an overall increase of approximately $755, or 28.0%, for the three months ended June 30, 2005, as compared to the same period in 2004. Food and beverage revenues benefited from the overall increase in room nights in both the group and transient sectors. Overall, food and beverage revenue increased by approximately $171, or 6.5%, for the three months ended June 30, 2005 as compared to the same period in 2004. As compared to the prior year, covers (meals) served decreased by 3,786, or 3.4%, down from the same three-month period in 2004. This aggregate decrease in meals served was primarily attributed to the Resort's banquets, catering functions, room service and pool grill, with a decrease of approximately 10,274 covers, while the Resort's on-site restaurants were up approximately 6,488 covers. Golf revenue increased approximately $494, or 17.0%, for the three months ended June 30, 2005 compared to the three months ended June 30, 2004. The primary reason for this increase was the utilization of the specific golf-marketing fund to promote golf throughout the eastern United States. Golf rounds and revenues were higher than the same period in the prior year by approximately 2,294 rounds. The number of rounds played in the three months ended June 30, 2005 was 33,385, compared to 31,091 in the same period of 2004. Golf revenue does not necessarily increase or decrease exactly in proportion to occupied room nights because golf revenue also includes member dues and fees and day golf group fees, neither of which is directly related to occupied room nights. These increases were offset by a decrease in Other Revenue of approximately $132 primarily due to cancellation fees that were recognized in 2004 while there have not been any significant group cancellation fees recognized in the three months ended June 30, 2005.

        Wherever possible, we endeavor to manage total operating expenses to insure that these expenses are minimized and bear a direct correlation to the room nights, food and beverage covers and golf round demand. Aggregate total operating expenses do not generally increase or decrease on a one-to-one basis with respect to the total operating revenue because as a Resort, the Resort must carry a minimum fixed operating staff and other support expenses at all times. In those operating departments where the variable costs can best be managed, we manage these costs consistent with room, food and beverage and golf demand. Total Resort operating expenses, before depreciation and amortization and excluding the rental pool amortization included in hotel operations, increased by approximately $440, or 4.4%, for the three month period ended June 30, 2005 as compared to the corresponding period in the prior year. This increase of 4.4% is reflective of the increased total operating revenue of approximately 13.6% noted in the chart above, during the three-month comparative period.

        Depreciation and amortization expense, excluding the rental pool amortization included in hotel expenses, was approximately $537 and $702 for the three months ended June 30, 2005 and 2004, respectively. The net decrease in this expense is related to the change in the carrying value of the assets when we took title to the Resort on July 15, 2004, net of the addition of depreciable assets in the basis of the property, plant and equipment and the intangible assets acquired subsequent to July 15, 2004. Our amortization expense, which excludes the rental pool amortization expense, for the three months ended June 30, 2005 is significantly higher than the amortization expense, which also excludes the rental pool amortization expense, recorded by the predecessor for the same period in the prior year while depreciation expense was significantly lower. This significantly higher amortization expense, excluding the rental pool amortization expense, results from the various amortization terms dictated by our specific contracts which are shorter than the 20 year period used by the predecessor owner of the Resort.

        Interest expense, net of interest income, which approximated $375 and $2,351 for the three months ended June 30, 2005 and 2004, respectively, reflects the accrual of the predecessor owner's mortgage interest obligations to our parent. This interest obligation was settled in the Settlement Agreement. The participating mortgage loan that was assumed by us from GHR was amended to adjust the outstanding balance to $39,240. That note is now non-interest bearing.

        The net loss for the three months ended June 30, 2005 was approximately $697, compared to a net loss for the three months ended June 30, 2004 of approximately $3,686.

        During the three months ended June 30, 2005, approximately $637 of the capital reserve funds were disbursed, of which of which $286 was used to pay lease payments on existing and additional equipment consisting of bellman vehicles, golf cart leases, golf course equipment leases, telephone equipment leases and cable leases and the balance was for various capital improvement projects and replacements throughout the Resort.

  Six months ended June 30, 2005 and 2004

        During the six months ended June 30, 2005, there were 16,133, or 35.2%, more occupied room nights than there were during the first six months of 2004. The increase in occupied room nights was due to 9,408, or 33.2%, in additional group room nights for the six-month period ended June 30, 2005. This increase in group room nights was complemented by 6,725, or 38.6%, in additional transient room nights for the six month period ended June 30, 2005 compared to the same period in the prior year. The transient segment is typically defined as room nights booked that are not correlated to a related meeting or convention. These transient room nights often result from golf packages and Internet bookings, among others.

        The effect of the increase in the occupied room nights and, specifically, group room nights with their significantly higher food and beverage spending, is reflected in the increase in total revenue for the Resort for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. The most significant increase in revenues at the Resort was in the rooms department. That department experienced an overall increase of approximately $2,286, or 35.5%, for the six months ended June 30, 2005, as compared to the same period in 2004. Food and beverage revenues benefited from the overall increase in room nights in both the group and transient sectors. Food and beverage revenue increased by approximately $957, or 15.7%, for the six months ended June 30, 2005 as compared to the same period in 2004. As compared to the prior year, covers served (meals) increased by approximately 21,668, or 9.5%, over the same six month period in 2004. This aggregate increase in meals served was primarily driven by the Resort's on-site restaurants, with an increase of approximately 17,817 covers, while banquets, catering, room service and the pool grill were up approximately 3,851 covers.

        Golf revenue increased approximately $1,189, or 17.3%, for the six months ended June 30, 2005 compared to the six months ended June 30, 2004. The primary reason for this increase was the utilization of the Resort's specific golf marketing fund to promote golf throughout the eastern United States. Golf rounds were higher than the same period in the prior year by approximately 5,228 rounds. The number of rounds played in the six months ended June 30, 2005 was 70,340, compared to 65,112 in the same period of 2004. The increase in Golf revenue for the six months ended June 30, 2005 was offset by a decrease in Other revenue of approximately $104, primarily as a result of cancellation fees which were recognized in 2004. There have not been any significant group cancellation fees recognized in the six months ended June 30, 2005. Golf revenue for the latter half of 2005 is expected to continue to exceed revenue booked in the same period of the prior year due to the fact that the Resort currently has more tee time reservations for rounds to be played during the last five months of 2005 than the number of rounds that were actually played during the last five months of 2004.

        Wherever possible, we endeavor to manage total operating expenses to insure that these expenses are minimized and bear a direct correlation to the room nights, food and beverage covers and golf round demand. Aggregate total operating expenses do not generally increase or decrease on a one-to-one basis with respect to the total operating revenue because as a Resort, the Resort must carry a minimum fixed operating staff and other support expenses at all times. In those operating departments where the variable costs can best be managed, we manage these costs consistent with room, food and beverage and golf demand. Total Resort operating expenses, before depreciation and amortization and excluding the rental pool amortization included in hotel operations, increased by approximately $2,250 or 10.9% for the six month period ended June 30, 2005 as compared to the corresponding period in the prior year. This increase of 10.9% is reflective of the increased total operating revenue of approximately 19.8% noted in the chart above, during the six-month comparative period.

        Depreciation and amortization expense, excluding the rental pool amortization included in hotel expenses, for the six months ended June 30, 2005 and 2004 was approximately $1,335 and $1,494, respectively. The net decrease in this expense is related to the change in the carrying value of the assets when we took title to the Resort on July 15, 2004, and to the addition of depreciable assets in the basis of the property, plant and equipment and the intangible assets subsequent to July 15, 2004. Our amortization expense, which excludes the rental pool amortization expense, for the six months ended June 30, 2005 is significantly higher than the amortization expense, which also excludes the rental pool amortization expense, recorded by the predecessor for the same period in the prior year while depreciation expense was significantly lower. This significantly higher amortization expense, excluding the rental pool amortization expense, results from the various amortization terms dictated by our specific contracts which are shorter than the 20-year period used by the predecessor owner of the Resort.

        Interest expense, net of interest income, which approximated $814 and $4,735 for the six months ended June 30, 2005 and 2004, respectively, reflects the accrual of the predecessor owner's mortgage interest obligations to our parent. This interest obligation was settled in the Settlement Agreement. The participating mortgage loan that was assumed by us from GHR was amended to adjust the outstanding balance to $39,240. That note is now non-interest bearing.

        The net income for the six months ended June 30, 2005 was approximately $1,088, compared to a net loss for the six months ended June 30, 2004 of approximately $5,070.

        During the six months ended June 30, 2005, approximately $956 of the capital reserve funds were disbursed. Of the $956, approximately $469 was used to pay lease payments on existing and additional new equipment consisting of bellman vehicles, golf cart leases, golf course equipment leases, telephone equipment leases and cable leases and the balance was for various capital improvement projects and replacements throughout the Resort. The cash purchases of property and equipment of approximately $495 were offset by approximately $45 in insurance proceeds and asset retirements. We currently have budgeted $832 in capital expenditures for the last six months of 2005.

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

Other Matters

        On April 29, 2005, Westin's parent, Starwood Hotels & Resorts Worldwide, Inc., or Starwood, entered into an Assurance of Voluntary Compliance with the State of Florida Office of the Attorney General. See a further discussion of this matter in Note 1 to our condensed combined financial statements contained in Item 1 above.

        On August 9, 2005, in a matter related to the Assurance (see Note 1 above), we executed a settlement election form which formalized our willingness to participate in Starwood's negotiated Automatic Hotel Charges Settlement regarding the settlement of class action law suits filed by private plaintiffs against Starwood for charging certain automatic fees to its guests. Based upon information known to us at this time, we do not believe that our participation in this settlement will have a material adverse impact on our financial results.

Contractual Obligations, Contingent Liabilities and Commitments

        The following table summarizes our contractual obligations at June 30, 2005, and the effect such obligations are expected to have on our liquidity and cash flow (or upon our successors in interest under the applicable contracts, if the contracts are not terminated) in future periods:

	Payments Due by Period (in thousands)
Contractual Obligation	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Master lease agreement (with the condominium owners)	$7,862	$534	$3,097	$4,231	$—
Management agreements(1)	22,450	1,900	5,700	3,283	11,567
Troon supplemental fee	800				800
Operating and capital leases	2,492	705	1,766	20
Significant open purchase orders(2)	206	206
Service agreements and other	1,721	1,341	295	85

Total of the Resort's obligations	$35,531	$4,686	$10,858	$7,619	$12,367

(1)
If the Westin management agreement is terminated pursuant to its terms prior to its expiration date of December 31, 2017, a minimum termination fee of $5,500 will be due upon termination in lieu of the management agreement fees.

(2)
Reflects open purchase orders which individually exceed $25.

        Interest is reflected, as applicable, in the commitments and obligations listed above.

        Please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations, Contingent Liabilities and Commitments" in our Form 10-K for the year ended December 31, 2004 filed on March 30, 2005 for a description of the our contractual obligations.

Liquidity and Capital Resources

        Our working capital position is a deficit of approximately $855 as of June 30, 2005. We continue to experience seasonal fluctuations in our net working capital position. Seasonality impacts our liquidity because there is more available cash during the winter months, specifically in the first quarter than in the late summer months when cash becomes very limited. In July 2004, after we took possession of the Resort, our parent, loaned us $2,000 to support working capital needs. The proceeds of this loan have been fully expended by the manager of the Resort to support operational expenses. Generally, our only source of cash is from any profitable operations of the Resort. While the financial performance of the Resort is showing signs of recovery to date in 2005, it does not appear from the projections provided by the asset manager that the operational cash flow capacity of the Resort will permit the Resort to reestablish its self-sufficiency in the near term. Further, the Resort's credit capacity is limited. We have requested a further cash infusion from our Parent which we expect to receive in the near term; however, there can be no assurances as to the specific timing or amount of any such cash infusion.

RISK FACTORS

Class action litigation involving GHR could adversely impact the Resort.

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

        On March 10, 2005 in the Circuit Court of the Sixth Judicial Circuit, in and for Pinellas County, Florida, Civil Division, we filed a Motion to Intervene in the suit styled Innisbrook Condominium Association, Inc., C. Frank Wreath, Meredith P. Sauer, and Mark Banning, Plaintiffs vs. Pinellas County, Florida, Golf Host Resorts, Inc. and Innisbrook F LLC, Defendants, Case No. 043388CI-15 (the Land Use Lawsuit). See further discussion of this matter in Part II, Item 1 "Legal Proceedings."

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

In the event of unfavorable rulings by OSHA, the EEOC, the NASD or the FDRE against our parent or its subsidiaries based on complaints filed by a former employee of Golf Host Securities, Inc. ("GHSI"), we, GHSI or our parent could suffer fines and penalties, which could negatively impact the funds available for liquidating distributions.

        In July 2005, we received a series of notices of complaints from a single former employee, as follows: (i) GHSI, another subsidiary of our parent, received from the Department of Labor, Occupational Safety and Health Administration, or OSHA, notice that this former employee is alleging violations of Title VIII of the Sarbanes-Oxley Act of 2002, Section 806 of the Corporate and Criminal Fraud Accounting Act; (ii) we received notice from the U.S. Equal Employment Opportunity Commission, or EEOC, of an alleged charge of discrimination by this former employee; (iii) GHSI received notice that this former employee has filed a complaint with the National Association of Securities Dealers, Inc., or NASD, alleging violations of applicable rules and of federal and state securities statutes; and (iv) GHSI received notice that this former employee had filed with the Florida Division of Real Estate, or FDRE, a complaint alleging that GHSI had failed to pay real estate commissions owed to him and wrongfully terminated him, among other complaints, in violation of applicable state and federal law.

        We and our affiliates expect to vigorously defend against each of the claims of this former GHSI employee filed with OSHA, the EEOC, the NASD and the FDRE. In the event that we and our affiliates do not prevail upon these claims, we could be subject to fines, penalties and other administrative remedies which could harm our results of operations, and the NASD could suspend GHSI's license or the FDRE could revoke GHSI's license as a Corporation Real Estate Broker, preventing GHSI from acting as a real estate broker for the sale of condominiums participating in the Rental Pool.

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

        Pursuant to the former borrower's arrangement with many of the persons who own condominium units at the Resort, the condominiums owned by these participating persons are placed in the Rental Pool, a securitized pool and rented as hotel rooms to guests of the Resort. In addition to the current Rental Pool agreement, the former owner of the Resort agreed with the condominium owners association that the former owner of the Resort would reimburse 50% of the refurbishment costs, plus accrued interest (at 5% per annum) on the unpaid balance of the 50%. This amount will be reimbursed to participating condominium owners (or transferees of their condominium unit(s)) over the five-year period beginning in 2005. The reimbursement is contingent on the units remaining in the Rental Pool from the time of the refurbishment of their unit throughout the reimbursement period of 2005 through 2009. If the unit does not remain in the pool during the reimbursement period of 2005 through 2009, the owner or successor owner forfeits any unpaid installments at the time the unit is removed from the pool.

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

        As owner of the Resort, we will be responsible for any negative cash flow associated with the ownership and operation of the Resort. As a result of the assumption of these liabilities and our responsibility for any negative cash flow, we face the risk that our ultimate liabilities and expenditures might be greater than we expected. In that case, we may not have sufficient cash available for the payment of the refurbishment expenses relating to the rental pool units. If this were to occur, we would be in breach of our obligations to the participants in the Rental Pool, and we might face successful legal challenges relating to that breach.

The number of Rental Pool units may decline if current owners find alternative uses of the units more attractive than participating in the Rental Pool, reducing the number of available Rental Pool units and diminishing the value of the remaining units.

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

        We expect that bookings at the Resort in late summer and fall 2005 may be adversely affected as a result of a series of hurricanes that affected Florida during 2004. In particular, it is possible that groups will choose alternate destinations for travel during the hurricane season, resulting in lower bookings and reduced revenues for the Resort. Any reduction in revenues for the Resort resulting from lower bookings may reduce the distributions to the Rental Pool participants.

We are subject to all the operating risks common to the hotel industry.

        Operating risks common to the Resort include:

  •
  changes in general economic conditions, including the timing and robustness of the apparent recovery in the United States from the economic downturn and the prospects for improved performance in other parts of the world;

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

        As of June 30, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. With the assistance of Westin, our Chief Executive Officer and our Chief Financial Officer concluded that as of June 30, 2005 our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our Exchange Act reports. Except as described above, there have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

        Depositions of class members and others, including depositions of former executives of GHR, have been taken and additional discovery remains to be undertaken. The previously scheduled trial date of February 3, 2003 was postponed by the Court and a new trial date has not yet been set. In July 2003, the judge in the litigation against GHR reversed an earlier ruling and held that the case could not proceed as a class action. The judge also ruled that the plaintiffs could not seek recovery from the individuals that hold stock in GHR and its affiliates (rejecting plaintiffs' attempt to "pierce the corporate veil"). In October 2003, the judge ruled that the claims of the former members of the class who were not named as plaintiffs in the lawsuit were barred by the statute of limitations. These rulings leave approximately 80 individual plaintiffs in the lawsuit representing 50 condominium units. Plaintiffs have appealed each of these rulings to the court of appeals. The court of appeals summarily affirmed the lower court's ruling that the case could not proceed as a class action and has affirmed the lower court's dismissal with prejudice of the veil piercing case. On June 15, 2004, counsel for GHR reargued the motion for summary judgment to summarily dismiss the claims of the remaining 80 individual

Plaintiffs. On July 29, 2004, the court entered an order granting the defendant's motion for summary judgment. The plaintiffs filed an appeal of this ruling on October 26, 2004. Briefing has been completed in the appeal from the court's final judgment granting the Company's motion for summary judgment. Argument before the appellate court is set for September 21, 2005.

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

Land Use Lawsuit

        On March 10, 2005 in the Circuit Court of the Sixth Judicial Circuit, in and for Pinellas County, Florida, Civil Division, we filed a Motion to Intervene in the suit styled Innisbrook Condominium Association, Inc., C. Frank Wreath, Meredith P. Sauer, and Mark Banning, Plaintiffs vs. Pinellas County, Florida, Golf Host Resorts, Inc. and Innisbrook F LLC, Defendants, Case No. 043388CI-15 (the Land Use Lawsuit). The above-named Plaintiffs have filed a multi-count complaint seeking injunctive and declaratory relief with respect to the land use and development rights of a tract of land known as Parcel F. We refer to this complaint as the Complaint. Parcel F is a parcel of land located within our Resort. The Plaintiffs allege that there are no remaining development units (residential units) available to be developed within the Resort property. On March 29, 2005 we filed a Motion to Intervene as a defendant in the Land Use Lawsuit in order to protect our property, and our land use and development rights with respect to Parcel F and our property. A hearing on the Motion to Intervene was held on April 4, 2005 after which the court granted our Motion. On April 5, 2005, we joined in the filing of a Motion to Dismiss and Motion to Strike three of the seven counts of the Complaint. The court granted the Defendant's Motion to Dismiss on April 26, 2005. On that same date, four individuals (Joseph E. Colwell, Marcia G. Colwell, Kirk E. Covert, Deborah A. Covert) and Autumn Woods Homeowner's Association, Inc. moved to intervene in the Land Use Lawsuit. The court has not ruled on that motion. On April 8, 2005, a separate suit was filed by James M. and Mary H. Luckey and Andrew J. and Aphrodite B. McAdams. That suit seeks injunctive and declaratory relief in six separate counts, all relating to the land use and development rights of Parcel F. This suit was consolidated with the Land Use Lawsuit on May 3, 2005. After May 6, 2005 we filed a Motion to Dismiss the Luckey suit. That motion was heard by the court on May 31, 2005. Since that hearing, we have filed our Answer and Affirmative Defenses to both complaints that have been filed in the consolidated action. On August 3, 2005 a case management conference was held before the Court. At that hearing, the Court scheduled a hearing on the defense motions for summary judgment for August 30, 2005 and a trial starting December 12, 2005. As an intervenor, we will seek to obtain a ruling from the court which preserves and protects our property, and our land use and development rights with respect to Parcel F and our property in order to maximize the value of those rights as they relate both to Parcel F and the Resort in general. See further discussion of the Land Use Lawsuit under "Risk Factors."

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

Property Tax lawsuit

        On December 10, 2004 we filed a lawsuit against the property appraiser of Pinellas County Florida to challenge the 2004 real estate assessment on the Resort property. The County filed a motion to dismiss, which was denied by the Court. No trial date has bee set. If the Property Appraiser were to prevail, there would be no material adverse effect upon the financial statements as the assessment is fully accrued and accounted for in our books and records.

Complaints by a former employee of GHSI

  OSHA Complaints

        In July 2005, GHSI, a subsidiary of our parent, received from the Department of Labor Occupational Safety and Health Administration, or OSHA, notice that a former employee of GHSI had filed a complaint with OSHA alleging that GHSI had violated Title VIII of the Sarbanes-Oxley Act of 2002, Section 806 of the Corporate and Criminal Fraud Accountability Act. OSHA requested that GHSI respond to the allegation that GHSI violated the referenced Acts.

        There does not appear to be a specific demand in this claim for compensation; however, monetary demands have been made in the past by this former employee and his counsel but those demands have been rejected. We have until August 26, 2005 to respond to this claim.

  EEOC Complaints

        In July 2005, we received from the U.S. Equal Employment Opportunity Commission, or EEOC, a notice of a charge of discrimination by a former employee of GHSI. The EEOC has requested that we provide to it in July 2005 a statement of its position on the issues covered by the former employee's charge and copies of supporting documentation. The former employee of GHSI alleged in his charge of discrimination that the termination of his employment with GHSI was the result of unlawful discrimination by us in violation of the Age Discrimination in Employment Act and the Florida Civil Rights Act.

        There does not appear to be a specific demand in this claim for compensation; however, monetary demands have been made in the past by this former employee and his counsel; however, those demands have been rejected.

  NASD Complaints

        In July 2005, GHSI received notice that a former employee of GHSI had filed a complaint with the National Association of Securities Dealers, Inc. or NASD, against GHSI for violations of the rules thereof and federal and state securities statutes. This former employee included in his claim an allegation that our parent had ignored his complaints that our parent's actions were violations of law, and asked the NASD to revisit its approval of our parent's ownership of GHSI.

        There does not appear to be a specific demand in this claim for compensation; however, monetary demands have been made in the past by this former employee and his counsel; however, those demands have been rejected.

  FDRE Complaints

        In July 2005, GHSI received notice that a former employee of GHSI had filed a complaint with the Florida Division of Real Estate, or FDRE, against GHSI for an alleged failure to deliver commissions of $13,263 allegedly owed to this former employee. This former employee also alleged that (i) our parent's officers (who are also our officers) violated Florida Statute 475, as well as other federal and state statutes and the regulations of various regulatory agencies, and that (ii) our parent's actions violated, among other federal and state laws, the whistleblower protections under state and federal law, and the Age Discrimination in Employment Act and Florida Civil Rights Act prohibiting age discrimination.

        This former employee of GHSI has made a specific demand for $13,263 in his complaint to the FDRE; however, monetary demands made in the past by this former employee and his counsel have been rejected.

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
10.8.1
Parcel F Development Agreement dated March 29, 2004 by and among Golf Hosts Resorts, Inc., Golf Trust of America, L.P. and Parcel F, LLC, formerly known as Innisbrook F, LLC, formerly known as Bayfair Innisbrook, L.L.C.(2)
10.8.2	*	First Amendment to Parcel F Development Agreement by and among Golf Hosts Resorts, Inc., Golf Trust of America, L.P. and Parcel F, LLC (formerly known as Innisbrook F, LLC).
10.8.3	*
Second Amendment to Parcel F Development Agreement by and among Golf Hosts Resorts, LLC (formerly known as Golf Host Resorts, Inc.), Golf Trust of America, L.P., GTA-IB, LLC and Parcel F, LLC (formerly known as Innisbrook F, LLC).
10.9		Amendment to Loan Agreement between GTA-IB, LLC and Golf Trust of America, L.P.(1)
10.10		Loan Agreement dated June 20, 1997 between Golf Host Resorts, Inc. and Golf Trust of America, L.P.(1)
10.11		Promissory Note issued by GTA-IB, LLC to Golf Trust of America, L.P.(1)
31.1	*	Certification of the Registrant's President pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	*	Certification of the Registrant's Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
32.1	*	Certifications pursuant to Section 906 of Sarbanes-Oxley Act of 2002
99	*	Risk Factors of Golf Trust of America, Inc.

(1)
Previously filed as Exhibits (same Exhibit numbers as referenced above) to the Company's Report on Form 10-Q, filed on November 23, 2004, and incorporated herein by reference.

(2)
Previously filed as Exhibits 10.1 through 10.8 to the Company's Current Report on Form 8-K, filed November 16, 2004, and incorporated herein by reference.

*
Filed as an exhibit hereto.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GTA-IB, LLC, registrant
Date: August 15, 2005	By:	/s/ W. BRADLEY BLAIR, II W. Bradley Blair, II President and Chief Executive Officer
Date: August 15, 2005	By:	/s/ SCOTT D. PETERS Scott D. Peters Secretary and Chief Financial Officer

QuickLinks

INDEX
Cautionary Note Regarding Forward-Looking Statements
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GTA-IB, LLC CONDENSED COMBINED BALANCE SHEETS AS OF JUNE 30, 2005 AND DECEMBER 31, 2004 (in thousands)
GTA-IB, LLC CONDENSED COMBINED STATEMENTS OF OPERATIONS AND MEMBER'S DEFICIT FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004 (in thousands) (unaudited)
GTA-IB, LLC COMBINED CONDENSED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004 (in thousands) (unaudited)
GTA-IB, LLC FORM 10-Q NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004 (in thousands) (unaudited)
INNSBROOK RENTAL POOL LEASE OPERATION CONDENSED BALANCE SHEETS AS OF JUNE 30, 2005 AND DECEMBER 31, 2004 (in thousands)
INNISBROOK RENTAL POOL LEASE OPERATION CONDENSED STATEMENTS OF CHANGES IN PARTICIPANTS' FUND BALANCES FOR THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004 (in thousands) (unaudited)
INNISBROOK RENTAL POOL LEASE OPERATION CONDENSED STATEMENTS OF CHANGES IN PARTICIPANTS' FUND BALANCES FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004 (in thousands) (unaudited)
INNISBROOK RENTAL POOL LEASE OPERATION CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004 (in thousands) (unaudited)
INNISBROOK RENTAL POOL LEASE OPERATION NOTE TO COMBINED CONDENSED FINANCIAL STATEMENTS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004 (unaudited)
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