Form 10-Q
period 2005-09-30
GTA-IB, LLC
filed 2005-11-14
CIK 1306051

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended: September 30, 2005
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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

        Issuer has no common stock subject to this report.

GTA-IB, LLC

FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

INDEX

Cautionary Note Regarding Forward-Looking Statements

        The following report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements that predict or describe future events or trends and that do not relate solely to historical matters. All of our projections in this quarterly report are forward-looking statements. You can generally identify forward-looking statements as statements containing the words "believe," "expect," "hope," "may, "will," "anticipate," "intend," "estimate," "project," "assume" or other similar expressions. Certain factors that might cause such a difference include the following: changes in general economic conditions; including changes that may influence group conference and guests' vacation plans; changes in travel patterns; changes in consumer tastes in destinations or accommodations for group conferences and vacations; changes in rental pool participation by the current condominium owners; our ability to continue to operate the Westin Innisbrook Golf Resort under our management contracts; and the resale of condominiums to owners who elect neither to participate in the rental pool nor to become members of the Innisbrook Resort and Golf Club. You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known (and unknown) risks, uncertainties and other unpredictable factors, many of which are beyond our control. Our forward-looking statements are based on the limited information currently available to us and speak only as of the date on which this report was filed with the Securities and Exchange Commission. Our continued internet posting or subsequent distribution of this dated report does not imply continued affirmation of the forward-looking statements included in it. We undertake no obligation, and we expressly disclaim any obligation, to issue any updates to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements. Future events are inherently uncertain. Moreover, it is particularly difficult to predict business activity levels at the Resort with any certainty. Accordingly, our projections in this quarterly report are subject to particularly high uncertainty. Our projections should not be regarded as legal promises, representations or warranties of any kind whatsoever. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such differences might be significant and harmful to your interests.

GTA-IB, LLC

CONDENSED COMBINED BALANCE SHEETS

AS OF SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

(in thousands)

	September 30, 2005	December 31, 2004
	(unaudited)
Assets
Current assets	$4,948	$5,581
Intangibles, net	17,146	18,908
Property and equipment, net	28,621	28,751
Other assets	2,436	2,455

Total Assets	$53,151	$55,695

Liabilities
Current liabilities	$8,423	$8,986
Long-term debt, less current maturities	42,264	41,778
Other long term liabilities	9,443	9,371

Total Liabilities	60,130	60,135
Commitments and Contingencies
Member's Deficit	(6,979)	(4,440)

Total Liabilities and Member's Deficit	$53,151	$55,695

See accompanying notes to condensed combined financial statements.

GTA-IB, LLC

CONDENSED COMBINED STATEMENTS OF OPERATIONS AND MEMBER'S DEFICIT

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

(in thousands) (unaudited)

	Three Months Ended September 30, 2005	Period 07/01/04 to 07/15/04 (Predecessor Basis)	Period 07/16/04 to 09/30/04	Three Months Ended September 30, 2004 Combined(1)
Revenues
Hotel	$1,899	$225	$1,668	$1,893
Food and beverage	1,497	127	1,070	1,197
Golf	2,009	246	1,360	1,606
Other	689	148	881	1,029

Total revenues	6,094	746	4,979	5,725

Expenses
Hotel	2,100	336	1,771	2,107
Food and beverage	1,476	269	1,143	1,412
Golf	1,856	399	1,542	1,941
Other	2,255	317	1,755	2,072
General and administrative	1,021	176	490	666
Depreciation and amortization	575	132	560	692

Total expenses	9,283	1,629	7,261	8,890

Operating loss	(3,189)	(883)	(2,282)	(3,165)
Interest expense, net	438	391	324	715

Loss attributable to Member and Common Shareholders	(3,627)	$(1,274)	(2,606)	$(3,880)

Member's deficit, beginning of period	(3,352)		—

Member's deficit, end of period	$(6,979)		$(2,606)

(1)
The combined column in the statement has been presented for convenience and is not intended to represent a total for the three month period ended September 30, 2004 under generally accepted accounting principles.

See accompanying notes to condensed combined financial statements.

GTA-IB, LLC

CONDENSED COMBINED STATEMENTS OF OPERATIONS AND MEMBER'S DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

(in thousands) (unaudited)

	Nine Months Ended September 30, 2005	Period 01/01/04 to 07/15/04 (Predecessor Basis)	Period 07/16/04 to 09/30/04	Nine Months Ended September 30, 2004 Combined(1)
Revenues
Hotel	$10,632	$6,671	$1,668	$8,339
Food and beverage	8,557	5,824	1,070	6,894
Golf	10,067	7,115	1,360	8,475
Other	3,043	3,013	881	3,894

Total revenues	32,299	22,623	4,979	27,602

Expenses
Hotel	9,015	5,616	1,771	7,387
Food and beverage	6,054	4,648	1,143	5,791
Golf	5,518	4,250	1,542	5,792
Other	7,393	4,893	1,755	6,648
General and administrative	3,694	2,808	490	3,298
Depreciation and amortization	1,910	1,626	560	2,186

Total expenses	33,584	23,841	7,261	31,102

Operating loss	(1,285)	(1,218)	(2,282)	(3,500)
Interest expense, net	1,254	5,127	324	5,451

Net loss	(2,539)	(6,345)	(2,606)	(8,951)
Preferred dividends	—	139	—	139

Loss attributable to Member and Common Shareholders	(2,539)	$(6,484)	(2,606)	$(9,090)

Member's deficit, beginning of period	(4,440)		—

Member's deficit, end of period	$(6,979)		$(2,606)

(1)
The combined column in the statement has been presented for convenience and is not intended to represent a total for the nine month period ended September 30, 2004 under generally accepted accounting principles.

See accompanying notes to condensed combined financial statements.

GTA-IB, LLC

CONDENSED COMBINED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

(in thousands) (unaudited)

	Nine Months Ended September 30, 2005	Period 01/01/04 to 07/15/04 (Predessor Basis)	Period 07/16/04 to 09/30/04	Combined(1) Nine Month Period Ended September 30, 2004 (Predecessor Basis)
Cash flows from operating activities:
Net loss	$(2,539)	$(6,345)	$(2,606)	$(8,951)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,900	1,626	882	2,508
Provision for bad debts	33	54	26	80
Other changes in operating assets and liabilities	272	5,589	886	6,475

Net cash provided by (used in) operating activities	666	924	(812)	112
Cash flows used in investing activities:
Purchases of property and equipment	(589)	(924)	(68)	(992)
Cash flows used in financing activities:
Repayment of long-term debt and capital lease obligations	(802)	—	(113)	(113)
Additional borrowings on existing debt	400	—	2,000	2,000

Net increase (decrease) in cash	(325)	—	1,007	1,007
Cash and cash equivalents, beginning of period	1,832	—	1,705	1,705

Cash and cash equivalents, end of period	$1,507	$—	$2,712	$2,712

Supplemental Cash Flow Information:
Cash paid for interest	$334	$190	$122	$312

Non-cash financing and investing activities:
Assets acquired through capital leases	$416	$—	$409	$409

Preferred stock dividend to Golf Hosts, Inc	$—	$139	$—	$139

(1)
The combined column in the statement has been presented for convenience and is not intended to represent a total for the nine month period ended September 30, 2004 under generally accepted accounting principles.

See accompanying notes to condensed combined financial statements.

GTA-IB, LLC

FORM 10-Q

NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

(in thousands) (unaudited)

1.     Innisbrook Resort Ownership and Operations

        GTA-IB, LLC (the "Company") is owned by GTA-IB Golf Resort, LLC, which in turn is 100% owned by Golf Trust of America, L.P., (the "Lender"). Golf Trust of America, Inc. ("GTA") indirectly owns 99.6% of the Lender. The remaining 0.4% of the Lender is owned by its one limited partner. The Lender is an operating partnership of GTA. Golf Host Resorts, Inc. ("GHR", "the predecessor owner" or "the former borrower"), an entity affiliated with Starwood Capital Group LLC, is the former owner of the Westin Innisbrook Golf Resort ("the Resort") and the former borrower under a participating mortgage loan funded by the Lender. This participating mortgage loan was secured by the Resort, cash, undeveloped land at the Resort and 368,365 shares of GTA's common stock. The Resort is a 72-hole destination golf and conference facility located near Tampa, Florida.

        The Company entered into a Settlement Agreement dated July 15, 2004 (the "Settlement Agreement") with the Lender and GHR, Golf Hosts, Inc., Golf Host Management, Inc., Golf Host Condominium, Inc. and Golf Host Condominium, LLC. The Settlement Agreement resolved a number of issues between the parties, including GHR's default under the $79,000 loan made by the Lender to GHR in June 1997. As part of the Settlement Agreement, the Company took ownership of the Resort on July 15, 2004. In connection with the Settlement Agreement, the Company entered into a management agreement with Westin Management Company South ("Westin"), which provides for Westin's management of the Resort, and Westin and Troon Golf L.L.C. ("Troon") entered into a facility management agreement providing for Troon's management of the golf facilities at the Resort.

        In connection with the Settlement Agreement, the Company assumed control and operation of the Rental Pool Lease Operations at the Resort (the "Rental Pool") which were previously operated and controlled by GHR. On a year-to-year basis, approximately 500 of the 938 condominium units at the Resort are leased by the Company from the condominium owners and used as hotel accommodations for the Resort pursuant to rental pool lease arrangements. The Company is the lessee under the lease operation agreements, which provide for the distribution of a percentage of room revenues to participating condominium owners as lessors under the lease operation agreements. The operations under this arrangement are referred to as the Rental Pool.

        The Lender had previously entered into an agreement with GHR and the prospective purchaser of a parcel of undeveloped land within the Resort which is known as Parcel F and owned by GHR. This agreement, known as the Parcel F Development Agreement, was executed on March 29, 2004 and held in escrow pending the closing of the transactions contemplated by the Settlement Agreement. The Parcel F Development Agreement provides for the terms and conditions under which Parcel F may be developed, including restrictions on the owner of Parcel F designed to avoid interference with the ongoing operations of the Resort.

        On August 10, 2005, the Company and the Lender entered into an amendment to the Parcel F Development Agreement which the Lender believes will allow the Lender to better manage the location of the Parcel F access road and also adds the Company as a party to the Parcel F Development Agreement.

        GTA is presently in the process of liquidating pursuant to a plan of liquidation approved by its stockholders on May 22, 2001. See note 10, Subsequent Events, for further discussion of the execution of an agreement relating to the sale of the Resort.

Operations and Liquidity

        As of September 30, 2005, the Company has a working capital deficit of approximately $3,475 and a member deficit of $6,979. The Company reported a net loss of approximately $2,539 for the nine months ended September 30, 2005, while the Company continues to experience seasonal fluctuations in its net working capital position. Seasonality impacts the Company's liquidity. Typically, the Company has more available cash during the winter months, specifically in the first quarter, and has very limited cash during the late summer months. The Company received intercompany advances from the Lender to support working capital needs in the amounts of $2,000, and $400 in July 2004 and September 2005, respectively, and expects to receive $800 in the latter half of November 2005. The proceeds of these loans have been fully expended by Westin, the manager of the Resort, to support operational expenses. Generally, the Company's only source of cash is from any profitable operations of the Resort and these intercompany advances. While the 2005 financial performance of the Resort is showing signs of recovery, it does not appear from the projections provided by Westin that the operational cash flow capacity of the Resort will permit the Resort to establish self-sufficiency in the near term. Further, the Resort's credit capacity is limited.

        On April 29, 2005, Westin's parent, Starwood Hotels & Resorts Worldwide, Inc. or ("Starwood"), entered into an Assurance of Voluntary Compliance with the State of Florida Office of the Attorney General, (or the "Assurance"). The agreement provides, among other things, that for a period of two years Starwood will not charge certain automatic fees to guests at certain hotels that are owned or managed by Starwood, including the Resort, and that the State of Florida Office of the Attorney General will release Starwood hotel owners and franchisees from certain claims and liability relating to these automatic fees. Although the Company is not a party to the Assurance, its results of operations could be affected as a result of the reduction or elimination of these automatic fees charged at the Resort. Westin is continuing to analyze how to mitigate the potential impact of the Assurance on the Resort's future operating results. See further discussion in Note 10 below.

        On August 9, 2005, in a matter related to the Assurance, the Company executed a settlement election form which formalized the Company's agreement to participate in Starwood's negotiated Automatic Hotel Charges Settlement. The Automatic Hotel Charges Settlement settles certain class action lawsuits filed by private plaintiffs against Starwood alleging that Starwood charged certain automatic fees to its guests, including guests at the Resort. Based upon information known to management at this time, management does not believe that its participation in the Automatic Hotel Charges Settlement will have a material adverse impact on the Company's financial results.

2.     Basis of Presentation

        Because the core business operations of the Resort did not materially change with the change in ownership, the combined statements of operations of the predecessor owner for the portions of the three and nine months ended September 30, 2004 during which the predecessor owner owned the Resort are included in this report for comparative purposes. The predecessor owner's basis for its assets and liabilities was historical cost less applicable depreciation and amortization.

        The settlement described in Note 1 above pursuant to which the Company took title to the Resort was accounted for using methods consistent with purchase accounting in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations. Accordingly, the Company, with the assistance of its independent financial advisor, has stated the tangible and identified intangible assets of the Resort at their respective fair values. The long-term liabilities of the Resort are stated at their fair value based on a net present value calculation.

Principles of Combination

        The financial statements and footnotes reflect the combined financial results of the Company, GTA-IB Condominium, LLC and GTA-IB Management, LLC. These legal entities are all wholly owned subsidiaries of the Lender, GTA-IB Condominium, LLC holds the title to three condominium units at the Resort that participate in the Rental Pool. GTA-IB Management, LLC is the entity that employs substantially all of the employees working at the Resort. There are no other operations of GTA-IB Condominium, LLC and GTA-IB Management, LLC. The Company holds title to the Resort and is the entity in which all of the Resort operations are recorded. All intercompany transactions and account balances have been eliminated in combination.

Interim Statements

        The accompanying condensed combined financial statements have been prepared in accordance with (i) accounting principles generally accepted in the United States of America ("GAAP") and (ii) the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements have not been audited by an independent registered accounting firm, however, they include adjustments (consisting of normal recurring adjustments) which are, in the judgment of management, necessary for a fair presentation of financial condition, results of operations and cash flows for the interim periods presented. However, these results are not necessarily indicative of results for any other interim period or for the full year. In particular, it is important to note that the Company's business is seasonal.

        Certain information and footnote disclosures normally included in financial statements in accordance with GAAP have been omitted as allowed in quarterly reports by the rules of the Securities and Exchange Commission. The Company believes that the disclosures included in the accompanying interim financial statements and footnotes are adequate to make the information not misleading, but also believes that these statements should be read in conjunction with the summary of significant accounting policies and notes to the combined financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

3.     Property and Equipment

        Property and equipment consists of the following:

	September 30, 2005	December 31, 2004
	(unaudited)
Land	$1,968	$1,968
Buildings	14,687	14,524
Golf course improvements	7,527	7,436
Machinery and equipment	6,181	5,429

	30,363	29,357
Less accumulated depreciation and amortization	1,742	606

	$28,621	$28,751

        At September 30, 2005, machinery and equipment includes certain equipment with a net book value of $1,156 that is recorded under capital leases. Depreciation expense amounted to approximately $383 and $749 for the three months ended September 30, 2005 and 2004, respectively, and $1,139 and $1,949 for the nine months ended September 30, 2005 and 2004, respectively.

4.     Intangibles and Other Assets

        Intangible assets represent the value of the following that existed at July 15, 2004: the trademark and tradename of "Innisbrook"; the Rental Pool; the guest room bookings; the club memberships; and the water contract that provides irrigation water for the golf courses at no charge up to certain specified limits. The intangible assets are being amortized over the specific term or benefit period of each related contract.

Intangible Assets	Amortization Period	September 30, 2005	December 31, 2004
		(unaudited)
Water Contract	None since renewable in perpetuity	$2,300	$2,300
Rental Pool	89.5 months	9,870	9,870
Guest Bookings	Less than 24 months	1,100	1,100
Club Memberships	144 months	4,400	4,400
Trade Name	None since renewable in perpetuity	2,500	2,500

		20,170	20,170
Less accumulated amortization		3,024	1,262

		$17,146	$18,908

        Amortization expense amounted to approximately $521 and $303 for the three months ended September 30, 2005 and 2004, respectively, and $1,762 and $1,258 for the nine months ended September 30, 2005 and 2004, respectively. Of these amounts, approximately $331 and $321 for the three months ended September 30, 2005 and 2004, respectively, and $991 and $893 for the nine months ended September 30, 2005 and 2004, respectively, are included in hotel expenses and are not included in depreciation and amortization in the Statements of Operations. The intangible assets of the predecessor owner consisted of the rental pool refurbishment asset and the management agreement between Westin and the predecessor owner, which was amortized over twenty years on a straight-line basis.

        Other assets include the Company's interest in the net proceeds from the sale of Parcel F which are estimated to be $2,200 (see Note 1). Also included in other assets are certain design fees for the refurbishment program of $236 and $255 as of September 30, 2005 and December 31, 2004, respectively. The Company has a contractual right to be reimbursed for these design fees by the Rental Pool participants in the form of a deduction from the quarterly rental pool refurbishment payments.

5.     Current Liabilities

        Current liabilities consist of the following:

	September 30, 2005	December 31, 2004
	(unaudited)
Accounts payable	$2,030	$2,968
Accrued payroll costs	1,179	1,147
Other payables and accrued expenses	1,360	1,629
Deposits and deferred revenue	2,516	2,248
Current portion of capital leases	338	267
Current portion of refurbishment liability	1,000	727

	$8,423	$8,986

6.     Long-Term Debt

        Long-term debt consists of the following:

	September 30, 2005	December 31, 2004
	(unaudited)
Non-interest bearing mortgage note due to the Lender, maturing on June 19, 2027	$39,240	$39,240
Advances from the Lender, net	2,326	1,926
Capital leases	698	612

	$42,264	$41,778

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

7.     Other Long-Term Liabilities

Master Lease Refurbishment Obligation

        On July 16, 2004, the Company recorded a liability of $4,532 for the refurbishment program pursuant to the master lease agreement, or MLA, of the Rental Pool. This liability represents the Company's obligation to pay the various participants in the Rental Pool 50% of the costs to refurbish their respective units, at the net present value (calculated at a discount rate of 15%) of the total principal payments of $7,273. Principal payments are due quarterly over the repayment period of the program, beginning with the first quarter of 2005 and ending with the fourth quarter of 2009. Interest on this liability accrues at a rate of 5% and is paid quarterly. Amortization of the discount is charged to interest expense ratably over the period through 2009. The amortization charged to interest expense for the three and nine months ended September 30, 2005 is $177 and $592, respectively. The net present value of this liability is $4,646 and $4,600 as of September 30, 2005 and December 31, 2004, respectively, of which $1,000 and $727, respectively, is included in current liabilities (see Note 5).

        The corresponding benefit from the MLA refurbishment program was included in the valuation of the rental pool intangible asset which is being amortized over the term of the current master lease agreement that expires in 2011. Minimum undiscounted principal payments on the refurbishment program are as follows:

Year	Amount
2005 (October 1 through December 31)	$182
2006	1,091
2007	1,455
2008	1,818
2009	2,182

Total	$6,728

Westin Termination Fee

        The July 15, 2004 management agreement that the Company executed with Westin (the "Management Agreement") provides for the payment of a termination fee to Westin of $5,900, subject to the terms and conditions of that agreement. If not earlier terminated, the Management Agreement will expire on December 31, 2017. The termination fee is reduced $0.365 for each day that elapses from the effective date until the termination date; provided, however, that the termination fee shall not be reduced to less than $5,500. The obligation, which is included in other long-term liabilities on the balance sheet, was recorded at its net present value on July 16, 2004 of $4,631 (calculated at a discount rate of 7%). Amortization of the discount is charged to interest expense ratably over the period through December 31, 2006. The amortization charged to interest expense for the three and nine months ended September 30, 2005 is $88 and $265, respectively. As of September 30, 2005 and December 31, 2004, the net present value of this liability is $4,971 and $4,794, respectively.

Troon Supplemental Fee

        The July 15, 2004 facility management agreement executed with Troon provides for the payment by the Company to Troon of a supplemental fee, subject to the terms and conditions of that facility management agreement, of $800. If not earlier terminated, the facility management agreement will expire in July 15, 2009. The obligation was recorded at its net present value on July 16, 2004. The net present value on that date was $682 (calculated at a discount rate of 7%). Amortization of the discount is charged to interest expense ratably over the period through December 31, 2006. The amortization charged to interest expense for the three and nine months ended September 30, 2005 is $12 and $36, respectively. As of September 30, 2005 and December 31, 2004, the net present value of this liability is $740 and $704, respectively.

8.     Commitments and Contingencies

        As of September 30, 2005, the Company is subject to claims and lawsuits in the normal course of operations, including claims filed in July 2005 by a former employee of Golf Host Securities, Inc., a subsidiary of the Lender, with the Occupational Safety and Health Administration, or OSHA, the Equal Employment Opportunity Commission, or the EEOC, the National Association of Securities Dealers, Inc., or NASD, and the Florida Division of Real Estate, or FDRE. Management does not believe that the ultimate resolution of such matters will materially impair operations or have an adverse effect on our financial position and results of operations. See note 10, Subsequent Events, for discussion of the execution of a settlement agreement relating to this matter during November 2005.

Employee Benefit Plans

        The Company maintains a defined contribution Employee Thrift and Investment Plan, which provides retirement benefits for all eligible employees, including employees of GTA-IB Operations, LLC, who have elected to participate. Employees must fulfill a 90-day service requirement to be eligible to participate in this plan. The Company currently matches one half of the first 6% of an employee's contribution. The Company made matching contributions of approximately $44 and $42 for the three months ended September 30, 2005 and 2004, respectively, and $142 and $130 for the nine months ended September 30, 2005 and 2004, respectively.

Westin Management Company South and Troon Golf L.L.C.

        The Management Agreement between the Company and Westin provides that Westin will manage the Resort for a fee equal to 2.2% of the Resort's gross revenue. Contemporaneously with the signing of the Management Agreement, Westin entered into a management contract with Troon providing for Troon to manage the golf facilities of the Resort for a fee equal to 2% of the Resort's gross golf revenue. Management fees are paid to Westin and Troon on a monthly basis. The Company's agreements with Westin and Troon also provide for the opportunity for Westin and Troon to earn supplemental fees based on financial performance. The Management Agreement between the Company and Westin will terminate on December 31, 2017, unless it is earlier terminated pursuant to its terms.

Troon's contract with Westin will terminate on July 15, 2009 unless earlier terminated pursuant to its terms.

        For the three and nine months ended September 30, 2005 and 2004, the payments made to Westin and Troon under their respective management agreements are reflected in the table below:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Payments made to:
Westin	$144	$122	$703	$432
Troon	40	24	201	188

Total	$184	$146	$904	$620

Land Use Lawsuit

        On March 10, 2005 in the Circuit Court of the Sixth Judicial Circuit, in and for Pinellas County, Florida, Civil Division, the Company filed a Motion to Intervene in the suit titled Innisbrook Condominium Association, Inc., C. Frank Wreath, Meredith P. Sauer, and Mark Banning, Plaintiffs (the "Plaintiffs") vs. Pinellas County, Florida, Golf Host Resorts, Inc. and Innisbrook F LLC, Defendants (the "Defendants"), Case No. 043388CI-15 (the "Initial Land Use Lawsuit"). The Plaintiffs have filed a multi-count complaint seeking injunctive and declaratory relief with respect to the land use and development rights of a tract of land known as Parcel F. Parcel F is a parcel of land located within the Resort. The Plaintiffs allege that there are no remaining development units (residential units) available to be developed within the Resort property. On March 29, 2005, the Company filed a Motion to Intervene as a defendant in the Initial Land Use Lawsuit in order to protect the Company's property, and the Company's land use and development rights with respect to Parcel F and its property. A hearing on the Motion to Intervene was held on April 4, 2005, after which the court granted the Company's Motion to Intervene. On April 5, 2005, the Company joined in the filing of a Motion to Dismiss and Motion to Strike three of the seven counts of the Plaintiffs' complaint. The court granted the Motion to Dismiss on April 26, 2005. On that same date, four individuals (Joseph E. Colwell, Marcia G. Colwell, Kirk E. Covert, Deborah A. Covert) and Autumn Woods Homeowner's Association, Inc. moved to intervene in the Initial Land Use Lawsuit. The court has not ruled on that motion. On April 8, 2005, a separate suit was filed by James M. and Mary H. Luckey and Andrew J. and Aphrodite B. McAdams against Pinellas County, a political subdivision of the State of Florida, Golf Host Resorts, Inc., a foreign corporation and Bayfair Innisbrook, LLC, a Florida limited liability corporation (the "Subsequent Land Use Lawsuit"). That suit seeks injunctive and declaratory relief in six separate counts, all relating to the land use and development rights of Parcel F. This suit was consolidated with the Initial Land Use Lawsuit on May 3, 2005. After May 6, 2005 the Company filed a Motion to Dismiss the Subsequent Land Use Lawsuit. The motion was heard by the court on May 31, 2005. Since that hearing, the Company has filed its Answer and Affirmative Defenses to both complaints that have been filed in the consolidated action. On August 3, 2005, a case management conference was held before the judge who is now presiding over this case. At that hearing, the court scheduled a hearing on the defense motions for summary judgment for August 30, 2005, and a trial starting on December 12, 2005. On August 30, 2005, the judge heard extensive argument on the defense motions for summary judgment and entered a number of rulings in the defendants' favor. In summary, the court dismissed those claims in the Initial Land Use Lawsuit and the Subsequent Land Use Lawsuit which are founded upon the theory that the proposed development is inconsistent with the Pinellas Countywide Plan and Rules adopted pursuant to Chapter 73-594, Laws of Florida. The court further dismissed for lack of jurisdiction those claims of the plaintiffs' in the Subsequent Land Use Lawsuit that are based on the theory that the proposed development is inconsistent with the Pinellas

Comprehensive Plan. The court entered a similar ruling on certain counts of the Third Amended Complaint as to some (but not all) of the plaintiffs in the Initial Land Use Lawsuit.

        The defendants in the Initial Land Use Lawsuit also filed a Motion to Strike the Plaintiffs' Demand for Jury Trial. In the face of that motion, the plaintiffs dropped their jury trial demand and the court confirmed by order dated September 21, 2005 that this case will not be tried by a jury. The court then entered an order scheduling the remaining claims for non-jury trial during December 2005.

        In addition, the Plaintiffs in the Initial Land Use Lawsuit have filed a motion for summary judgment. The court set the hearing date for the summary judgement review for December 7, 2005.

        As an intervenor in the Initial Land Use Lawsuit, the Company will seek to obtain a ruling from the court which preserves and protects the Company's property, the Company's land use and development rights with respect to Parcel F and the Company's property in order to maximize the value of those rights as they relate both to Parcel F and the Resort in general. We refer to these two matters as the "Land Use Lawsuits". See further discussion of the Land Use Lawsuits under the heading "Risk Factors" in Part I, Item 2 of this report.

Property Tax Lawsuit

        On December 10, 2004 we filed a lawsuit against the property appraiser of Pinellas County Florida, or Pinellas County, to challenge the 2004 real estate assessment on the Resort property. Pinellas County filed a motion to dismiss, which was denied by the court. No trial date has been set. If Pinellas County were to prevail, management believes that there would be no material adverse effect upon our financial statements, as the entire Pinellas County assessment is fully accrued and accounted for at September 30, 2005.

10.   Subsequent Events

        On October 27, 2005, GTA, the Lender, and the Lender's subsidiaries, GTA-IB, LLC, or the Company, GTA-IB Golf Resort, LLC, or the Holding Company, GTA-IB Condominium, LLC, or the Condo Owner, and GTA-IB Management, LLC, or the Management Company, and, collectively with GTA, the Lender, the Company, the Holding Company and the Condo Owner, or the GTA Selling Entities, entered into an Asset Purchase Agreement with CMI Financial Network, LLC, or CMI. The Asset Purchase Agreement provides, among other things, for the acquisition by CMI of the business of the Resort, certain related assets and liabilities thereof, and the Holding Company's equity interest in Golf Host Securities, Inc. In addition to the assumption of certain liabilities relating to the Resort and the business thereof, the Asset Purchase Agreement provides that CMI will pay to the Company upon the closing of the transactions contemplated by the Asset Purchase Agreement $45 million in cash, subject to certain adjustments based on the net working capital requirements. The Asset Purchase Agreement provides that the closing will occur by November 30, 2005, subject to CMI's right to extend the date of the closing to December 30, 2005 upon written notice to the Company by November 25, 2005. CMI's deposit of $4,500, which is currently held in escrow, becomes non-refundable at the end of its due diligence period. This due diligence period expires at the close of business on November 25, 2005. In the event that CMI exercises the extension, it must make an additional non-refundable deposit of $1,500. Upon the closing, the purchase price shall be increased by (i) the Company's capital expenditure costs incurred in the ordinary course of business and any refurbishment payments made to the participants in the rental pool at the Resort during the period commencing on November 30, 2005 and ending on the date of the closing and (ii) the difference between the price paid by the Company to purchase from AEW Targeted Securities Fund, L.P., or AEW, all of GTA's series A cumulative convertible redeemable preferred stock held by AEW and $24,914. Pursuant to an option agreement between GTA and AEW GTA may repurchase AEW's shares for $24,914 prior to November 30, 2005. Pursuant to an amendment of this Option Agreement, the $24,914 exercise price of the Option shall bear interest at 10% per annum during the period from November 30, 2005 through its December 30, 2005 expiration. The closing of the transactions contemplated by the Asset Purchase Agreement is subject to customary conditions, including among others, the receipt by GTA of a satisfactory fairness opinion from Houlihan Lokey.

        CMI has the right to terminate the Asset Purchase Agreement without penalty at any time prior to the close of business on November 25, 2005. Even if CMI does not exercise its right to terminate the Asset Purchase Agreement, the closing of the transactions contemplated in the Asset Purchase Agreement will be subject to the customary closing conditions, including, among others, consideration by GTA's Board of Directors and receipt of a satisfactory fairness opinion from Houlihan Lokey Howard & Zukin Financial Advisors, Inc. Therefore, at this time, the Company cannot assure you that the Asset Purchase Agreement will not be terminated, that all conditions to closing will be satisfied or that the transaction with CMI will close.

        During the later half of November 2005, the Company expects a intercompany advance of $800 from the Lender to support working capital needs of the Resort, primarily relating to the funding of the third quarter Rental Pool distribution and the refurbishment payment that is due on November 15, 2005.

        On November 4, 2005, the Company and certain of its affiliates entered into a settlement agreement with a former employee of Golf Host Securities, Inc. settling claims filed in July 2005 by that former employee with the Occupational Safety and Health Administration, or OSHA, the Equal Employment Opportunity Commission, or the EEOC, the National Association of Securities Dealers, Inc., or NASD, and the Florida Division of Real Estate, or FDRE. This settlement agreement provides that, among other things, that neither party admits any liability or wrongdoing, we will pay the former employee $50 and the former employee will dismiss its claims and file appropriate papers to withdraw or dismiss the referenced claims with prejudice and notify the agencies involved that all disputes between GHSI and its former employee have been resolved with prejudice. The $50 settlement amount will be paid by Golf Host Securities, Inc.

INNSBROOK RENTAL POOL LEASE OPERATION

CONDENSED BALANCE SHEETS

AS OF SEPTEMBER 30, 2005 AND DECEMBER 31, 2004

(in thousands)

	September 30, 2005	December 31, 2004
	(unaudited)
DISTRIBUTION FUND
Assets
Receivable from GTA-IB, LLC for distribution	$669	$917
Interest receivable from maintenance escrow fund	16	8

Total assets	$685	$925

Liabilities
Due to participants for distribution	$454	$656
Due to maintenance escrow fund	231	269

Total liabilities	$685	$925

MAINTENANCE ESCROW FUND
Assets
Cash and cash equivalents	$215	$157
Short-term investments	1,690	1,615
Receivable from distribution fund	231	269
Inventory	1	4
Interest receivable	21	5

Total assets	$2,158	$2,050

Liabilities and participants' fund balances
Accounts payable	$10	$9
Construction retainage	6	5
Interest payable to distribution fund	16	8
Carpet care reserve	52	30
Participants' fund balances	2,074	1,998

Total liabilities and participants' fund balances	$2,158	$2,050

See accompanying notes to these condensed financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION

CONDENSED STATEMENTS OF CHANGES IN PARTICIPANTS' FUND BALANCES

FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

(in thousands) (unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
DISTRIBUTION FUND
Balance, beginning of period	$—	$—	$—	$—
Additions:
Amounts available for distribution	669	625	3,804	2,939
Interest received or receivable from Maintenance Escrow Fund	16	5	39	14
Reductions:
Amounts withheld for Maintenance Escrow Fund	(231)	(204)	(1,024)	(724)
Amounts accrued or paid to participants	(454)	(426)	(2,819)	(2,229)

Balance, end of period	$—	$—	$—	$—

See accompanying notes to these condensed financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION

CONDENSED STATEMENTS OF CHANGES IN PARTICIPANTS' FUND BALANCES

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

(in thousands) (unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
MAINTENANCE ESCROW FUND
Balance, beginning of period	$2,323	$1,877	$1,951	$1,792
Additions:
Amounts withheld from occupancy fees	231	204	1,008	724
Interest earned	16	5	39	14
Charges to participants to establish or restore escrow balances	89	115	339	239
Reductions:
Maintenance charges	(489)	(205)	(1,004)	(678)
Carpet care reserve deposit	(10)	(13)	(49)	(47)
Interest accrued or paid to Distribution Fund	(16)	(5)	(39)	(14)
Refunds to participants pursuant to the Master Lease Agreements	(70)	(84)	(171)	(136)

Balance, end of period	$2,074	$1,894	$2,074	$1,894

See accompanying notes to these condensed financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION

CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

(in thousands) (unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
DISTRIBUTION FUND
Gross revenue	$1,840	$1,750	$10,419	$8,075

Deductions:
Agents' commissions	60	62	463	334
Credit card fees	43	40	240	192
Professional fees	6	6	19	19
Uncollectible room rents	18	—	20	2
Linen replacements	19	35	146	110
Rental pool complimentary fees	1	1	3	3

	147	144	891	660

Adjusted gross revenue	1,693	1,606	9,528	7,415
Amount retained by lessee	(1,016)	(964)	(5,717)	(4,449)

Gross income distribution	677	642	3,811	2,966
Adjustments to gross income distribution:
General pooled expense	(2)	(1)	(2)	(4)
Corporate complimentary occupancy fees	5	7	16	17
Interest	(3)	(3)	(9)	(10)
Occupancy fees	(257)	(226)	(1,120)	(802)
Advisory committee expenses	(53)	(45)	(153)	(140)

Net income distribution	367	374	2,543	2,027
Adjustments to net income distribution:
Occupancy fees	257	226	1,120	802
Hospitality suite fees	1	—	5	4
Westin Associate room fees	44	25	136	106

Available for distribution to participants	$669	$625	$3,804	$2,939

See accompanying notes to these condensed financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

(unaudited)

1.     Rental Pool Lease Operations

        GTA-IB, LLC (the "Company") is a single member limited liability company, wholly owned by GTA-IB Golf Resorts, LLC. GTA-IB Golf Resorts, LLC is itself a wholly owned subsidiary of Golf Trust of America, L.P. There is no established market for the Company's membership interests. The preceding unaudited financial statements of the Rental Pool Lease Operations (the "Rental Pool") at the Westin Innisbrook Golf Resort (the "Resort") are for the periods ended September 30, 2005 and 2004.

        The operation of the Rental Pool is tied closely to the Company's operations. The Rental Pool lease agreements provide for distribution of a percentage of the Company's room revenues to those condominium owners participating in the Rental Pool.

        The Company is filing this report as the "successor issuer" to Golf Host Resorts, Inc. ("GHR") pursuant to Rule 15d-5 promulgated under the Securities Exchange Act of 1934 as amended, as described in the Form 8-K that the Company filed on November 12, 2004. The condominium units allowing Rental Pool participation are deemed to be securities because of the rental pool feature described above. However, there is no market for such securities other than the normal real estate market. Since the security is real estate, no dividends have been paid or will be paid. However, the Rental Pool participants are entitled to a contractual distribution paid quarterly, as defined in the lease agreements, for the Company's right to use the condominium units of the participants in the Rental Pool.

        The Rental Pool consists of condominiums at the Resort, which are provided as Resort accommodations by their owners. The participants have entered into Annual Rental Pool Lease Agreements, ("ALAs"), and either a Master Lease Agreement, or MLA, or a Guaranteed Distribution Master Lease Agreement, or ("GMLA"), which defines the terms and conditions related to the leases with GHR, the lessee. The ALAs expire at the end of each calendar year, and the GMLA will expire December 31, 2011.

        Effective January 1, 2002, GHR and the participants replaced the MLA, which expired on December 31, 2001, with a new Master Lease Agreement, or NMLA. The NMLA provides for 40% of the Adjusted Gross Revenues relating to the condominium Rental Pool to be paid to the participants, and the remaining 60% to be paid to GHR. In addition, GHR agreed, as part of the NMLA, to reimburse participants in the NMLA for up to 50% of the actual unit refurbishment costs, plus interest at 5% of the 50% of the refurbishment costs, beginning in 2002, so long as the minimum participation threshold of 575 units is maintained and so long as the individual condominium unit owner has not removed the unit from the Rental Pool. The MLA, GMLA, NMLA and ALAs are referred to collectively as the "Rental Pool Lease Agreements." As GHR's successor under the Rental Pool Lease Agreements, the Company is subject to GHR's obligations thereunder. In addition, the Company agreed to extend the refurbishment reimbursement program for newly refurbished condominiums entering the rental pool during 2005. This extension reduced the amount and interest rate to be paid to 25% of the costs of the refurbishment and 2.5% interest on the unpaid balance for any newly refurbished condominium units which began a refurbishment during 2005 and reentered the Rental Pool during calendar year 2005.

        The Rental Pool financial results and participant balances are accounted for through the utilization of a Distribution Fund and a Maintenance Escrow Fund. The balance sheets of the Distribution Fund primarily reflect amounts receivable from the Company (and from GHR for periods prior to July 16, 2004) for the Rental Pool distribution payable to Rental Pool participants and amounts due to the Maintenance Escrow Fund. The operations of the Distribution Fund reflect participants' earnings in the Rental Pool. The Maintenance Escrow Fund has no operations and its financial statements reflect the accounting for certain escrowed assets of the participants. The Maintenance Escrow Fund consists primarily of amounts escrowed by participants or due from the Distribution Fund to meet escrow requirements, fund the carpet care reserve and maintain the interior of the unit.

        GHR had historically experienced recurring net losses and working capital deficiencies, which from time to time created substantial doubt about GHR's ability to continue as a going concern. The Company has assumed GHR's obligations under the Rental Pool Agreements in connection with the Company's Settlement Agreement dated July 15, 2004 with Golf Trust of America, L.P. and Golf Hosts, Inc., Golf Host Management, Inc., Golf Host Condominium, Inc. and Golf Host Condominium, LLC. As a result, the Company expects to experience some of the same operational challenges experienced by GHR during the Resort's recovery from the economic downturn experienced during the past several years in the lodging industry. The continuation and success of the Rental Pool is contingent upon the continuation of operations of the Resort. In turn, the success of the Resort operations is contingent upon the continued participation of participants in the Rental Pool. Sales of condominiums to purchasers who elect not to participate in the Rental Pool, an increase in the number of owners who opt to live in their condominiums rather than placing them in the Rental Pool, a shift by owners who are presently in the Rental Pool to rent those units through other means and any declines in the general economic condition of the destination resort industry will reduce the likelihood that the Resort and the Company will be able to continue as going concerns.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        We were formed on December 30, 2002 as a wholly-owned subsidiary of GTA-IB Golf Resort, LLC, or our parent, which in turn is a wholly-owned subsidiary of Golf Trust of America, L.P. Golf Trust of America, L.P. is an operating partnership of Golf Trust of America, Inc., or GTA. Golf Host Resorts, Inc., or GHR, is the former owner of the Resort and the former borrower under a $79 million participating mortgage loan funded by Golf Trust of America, L.P. in June 1997.

        We and Golf Trust of America, L.P. entered into a Settlement Agreement dated July 15, 2004, or the Settlement Agreement, with GHR, Golf Hosts, Inc., Golf Host Management, Inc. and Golf Host Condominium, Inc. The Settlement Agreement resolved a number of issues between the parties, including GHR's default under the $79 million loan made by Golf Trust of America, L.P. to GHR in June 1997. As part of the Settlement Agreement, we took ownership of the Westin Innisbrook Golf Resort, or the Resort, effective at the close of business on July 15, 2004. Also in connection with the Settlement Agreement, we entered into a management agreement with Westin Management Company South, or Westin, providing for Westin's management of the Resort, and Westin and Troon Golf L.L.C., or Troon, entered into a facility management agreement providing for Troon's management of the golf facilities at the Resort.

        Golf Trust of America, L.P. had previously entered into an agreement with GHR and the prospective purchaser of a parcel of undeveloped land within the Resort, which is owned by GHR, known as Parcel F. This agreement, known as the Parcel F Development Agreement, was executed on March 29, 2004 and held in escrow pending the closing of the transactions contemplated by the Settlement Agreement. The Parcel F Development Agreement sets forth the terms and conditions under which Parcel F may be developed and includes restrictions on the owner of Parcel F designed to avoid interference with the operations of the Resort. On August 10, 2005, we and Golf Trust of America, L.P. entered into an amendment to the Parcel F Development Agreement which we believe will allow us to better manage the location of the Parcel F access road and adds us as a party to the Parcel F Development Agreement.

Results of Operations

        For comparative purposes, the financial results of GHR, the predecessor owner, are included below for the three and nine months ended September 30, 2004. While the operations of the Resort have remained substantially unchanged with respect to the recording of revenues and expenses, the financials of the predecessor owner include assets and liabilities at carrying values that differ from the carrying values that we use; therefore, there can be no assurances that the comparative information provided below is not impacted to some degree by the change in the carrying values of the assets and liabilities that occurred as of July 16, 2004, when we took possession of the Resort.

Forward Looking Statements

        This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements are statements that predict or describe future events or trends and that do not relate solely to historical matters. All of our projections in this quarterly report are forward-looking statements. You can generally identify forward-looking statements as statements containing the words "believe," "expect," "hope," "may," "will," "anticipate," "intend," "estimate," "project," "assume" or other similar expressions. Certain factors that might cause such a difference include the following: changes in general economic conditions, including changes that may influence group conferences and guests' vacation plans, changes in travel patterns, changes in consumer tastes in destinations or accommodations for group conferences and vacations, our ability to continue to operate the Resort under our management contracts, changes in Rental Pool participation by the current condominium owners, settlement of the class action lawsuit involving the Rental Pool agreements, and the resale of condominiums to owners who elect neither to participate in the Rental Pool nor to become club members. You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known (and unknown) risks, uncertainties and other unpredictable factors, many of which are beyond our control. Our forward-looking statements are based on the limited information currently available to us and speak only as of the date on which this report was filed with the SEC. Our continued internet posting or subsequent distribution of this dated report does not imply continued affirmation of the forward-looking statements included in it. We undertake no obligation, and we expressly disclaim any obligation, to issue any updates to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements. Future events are inherently uncertain. Moreover, it is particularly difficult to predict business activity levels at the Resort with any certainty. Accordingly, our projections in this quarterly report are subject to particularly high uncertainty. Our projections should not be regarded as legal promises, representations or warranties of any kind whatsoever. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such differences might be significant and harmful to your interests.

Results of operations

        Because the Resort is a destination golf resort, we believe it appeals to a different market than the market to which a stand-alone hotel located in a downtown metropolitan area appeals. The Resort provides recreation, food and beverages to business meeting or group travelers, transient guests who play golf and golf package purchasers and guests who bring their families to the Resort. As a destination golf resort, the Resort's performance is sensitive to weather conditions and seasonality. The Resort had higher realized revenue during the first nine months of 2005 than during the corresponding period in 2004. We believe that this increase in realized revenue resulted from improved sales and marketing efforts directed towards improving group and transient business, in addition to increasing sales of golf packages and golf memberships at the Resort.

        The following table shows utilization of the Resort facilities broken into facility type, results of operations and selected Rental Pool statistical data during the three and none month periods ended September 30, 2005 and September 30, 2004:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005	2004 Combined Basis	Increase (decrease)	Percentage Change	2005	2004 Combined Basis	Increase (decrease)	Percentage Change
Utilization of Resort facilities:
Available room nights	55,343	55,694	(351)	(0.6)%	161,990	162,259	(269)	(0.2)%

Actual room nights
Group	9,156	8,829	327	3.7%	46,925	37,190	9,735	26.2%
Transient	8,328	8,955	(627)	(7.0)%	32,475	26,377	6,098	23.1%

Total room nights	17,484	17,784	(300)	(1.7)%	79,400	63,567	15,833	24.9%

Food and beverage meals	64,411	57,587	6,824	11.8%	315,058	286,566	28,492	9.9%

Golf rounds
Resort guests	13,587	11,650	1,937	16.6%	62,982	54,765	8,217	15.0%
Member/guests	7,250	5,438	1,812	33.3%	28,195	27,435	760	2.8%

Total golf rounds	20,837	17,088	3,749	21.9%	91,177	82,200	8,977	10.9%

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005	2004 Combined Basis	Increase (decrease)	Percentage Change	2005	2004 Combined Basis	Increase (decrease)	Percentage Change
Results of operations (in thousands):
Revenues
Hotel	$1,899	$1,893	$6	0.3%	$10,632	$8,339	$2,293	27.5%
Food and beverage	1,497	1,197	300	25.1%	8,557	6,894	1,663	24.1%
Golf	2,009	1,606	403	25.1%	10,067	8,475	1,592	18.8%
Other	689	1,029	(340)	(33.0)%	3,043	3,894	(851)	(21.9)%

Total revenues	6,094	5,725	369	6.4%	32,299	27,602	4,697	17.0%

Expenses
Hotel	2,100	2,107	(7)	(0.3)%	9,015	7,387	1,628	22.0%
Food and beverage	1,476	1,412	64	4.5%	6,054	5,791	263	4.5%
Golf	1,856	1,941	(85)	(4.4)%	5,518	5,792	(274)	(4.7)%
Other	2,255	2,072	183	8.8%	7,393	6,648	745	11.2%
General and administrative	1,021	666	355	53.3%	3,694	3,298	396	12.0%
Depreciation and amortization	575	692	(117)	(16.9)%	1,910	2,186	(276)	(12.6)%

Total expenses	9,283	8,890	393	4.4%	33,584	31,102	2,482	8.0%

Operating income (loss)	(3,189)	(3,165)	(24)	(0.8)%	(1,285)	(3,500)	2,215	63.3%
Interest expense, net	438	715	(277)	(38.7)%	1,254	5,451	(4,197)	(77.0)%

Net income (loss)	$(3,627)	$(3,880)	$253	6.5%	$(2,539)	$(8,951)	$6,412	71.6%

Selected Rental Pool statistical data:
Average daily distribution	$12.08	$11.22	$0.86	7.7%	$23.48	$18.11	$5.37	29.7%

Average room rate	$108.64	$106.41	$2.24	2.1%	$133.91	$131.19	$2.72	2.1%

Occupancy percentage	31.6%	31.9%	(0.3)%	(0.9)%	49.0%	39.2%	9.9%	25.3%

Average number of available units	602	605	(3)	(0.5)%	591	592	(1)	(0.2)%

Three months ended September 30, 2005 and 2004.

        During the third quarter of 2005, there were 300, or 1.7%, fewer occupied room nights than there were for the third quarter of 2004. As compared to the third quarter of 2004, during the third quarter of 2005 there were 627 fewer transient room nights and 327 more group room nights, resulting in an aggregate of 300 fewer occupied room nights. Occupied room nights consist of group room nights, or room nights which are booked and correlated to a meeting or convention at the Resort, and transient room nights, which are room nights which are booked and do not correlate to a meeting or convention at the Resort. Transient room nights are often booked 24 hours or less from the date of stay, while group room nights are typically booked no less than 120 days in advance of the date of a stay, with larger groups typically booking 16 to 18 months in advance of a stay. Transient room nights are often booked as part of golf packages and Internet bookings, among others, but during the third quarter of 2004 a significant number of transient rooms were attributable to evacuations relating to tropical storms and hurricanes affecting western Florida. While transient room nights were lower in the third quarter of 2005 than in the corresponding period in 2004, approximately 1,000 room nights during the quarter ended September 30, 2004 are attributable to evacuees taking shelter at the Resort to avoid hurricanes and tropical storms. Because no hurricanes or tropical storms approached western Florida during the third quarter of 2005, no transient room nights were directly attributable to weather-related evacuations during the third quarter of 2005.    Uncertainty regarding weather conditions during the third quarter of 2005 also made it more difficult for the Resort's sales and marketing teams to contract business during that quarter as a large number of group travel planners elected to book their late summer business at locations outside the state of Florida as a result of fears that the 2004 hurricane season would repeat itself. In addition to improved marketing and public perceptions of our new ownership, the Resort installed high-speed Internet access in all of the rooms in October 2004, improving the ability of our sales team to market the Resort. Current booking patterns for 2005 continue to suggest that group business is returning to the Resort. Booked group and conference room nights at the Resort for quarter ended September 30, 2005 have increased by approximately 6,693, or 13.0%, as compared to the same period last year.

        The effect of the reduction in the occupied room nights during the third quarter of 2005 was offset by improved spending patterns of the guests, specifically, package nights with their significantly higher food and beverage spending. Total revenue for the Resort was greater during the three months ended September 30, 2005 than in the three months ended September 30, 2004. An increase in spending by the Resort's guests, particularly food and beverage spending attributable to package nights, offset a portion of the reduction in revenue that resulted from the lower number of room nights in the third quarter of 2005 as compared to the third quarter of 2004. The most significant increase in revenues at the Resort occurred in the golf department. Revenues of that department increased by approximately $403, or 25.1%, for the three months ended September 30, 2005, as compared to the same period in 2004. Overall food and beverage revenues increased as the food and beverage spending per room night in both the group and transient sectors increased. Overall, food and beverage revenue increased by approximately $300, or 25.1%, for the three months ended September 30, 2005 as compared to the same period in 2004. As compared to the prior year, covers (meals) served increased by 6,824, or 11.8%, as compared to the same three-month period in 2004. This aggregate increase in meals served was primarily attributed to the Resort's banquets, on-site restaurants, room service and pool grill, with an increase of approximately 7,020 covers. Covers attributed to the Resort's catering decreased by approximately 196. Golf revenue increased by approximately $403, primarily as a result of the utilization of the specific golf-marketing fund to promote golf throughout the eastern United States. Golf rounds and revenues were higher than the same period in the prior year by approximately 3,749 rounds. The number of rounds played in the three months ended September 30, 2005 was 20,837, compared to 17,088 in the same period of 2004. Golf revenue does not necessarily increase or decrease exactly in proportion to occupied room nights because golf revenue also includes member dues and fees and day golf group fees, neither of which is directly related to occupied room nights. Increases in revenue due to improved spending of the Resort's guests in the third quarter or 2005 as compared to the third quarter of 2005 were offset by a decrease in Other Revenue of approximately $340, primarily as a result of cancellation fees which were recognized in 2004. Group cancellation fees recognized in the third quarter of 2005 were insignificant.

        Wherever possible, we endeavor to manage total operating expenses to insure that these expenses are minimized and bear a direct correlation to the room nights, food and beverage covers and golf round demand. Aggregate total operating expenses do not generally increase or decrease on a one-to-one basis with total operating revenue because the Resort must carry a minimum fixed operating staff and other support expenses at all times. In those operating departments where the variable costs can best be managed, we manage these costs consistent with room, food and beverage and golf demand. Total Resort operating expenses, before depreciation and amortization and excluding the Rental Pool amortization in hotel operations, increased by approximately $510, or 6.2%, for the three month period ended September 30, 2005 as compared to the corresponding period in the prior year.

This increase of 6.2% is primarily attributable to of the increase in total operating revenue of approximately 6.4% during the three-month comparative period.

        Depreciation and amortization expense, excluding the Rental Pool amortization included in hotel expenses, was approximately $575 and $692 for the three months ended September 30, 2005 and 2004, respectively. Our depreciation expense was significantly lower during the three months ended September 30, 2005 than in the corresponding period of 2004. The net decrease in this expense is related to the change in the carrying value of the depreciable assets that occurred when we took title to the Resort on July 15, 2004, net of the addition of depreciable assets in the basis of the property, plant and equipment and the intangible assets acquired subsequent to July 15, 2004. Our amortization expense for the three months ended September 30, 2005, which excludes the Rental Pool amortization expense, is significantly higher than the amortization expense, which also excludes the Rental Pool amortization expense, recorded by the predecessor owner for the same period in the prior year. This significantly higher amortization expense, excluding the Rental Pool amortization expense, results from the various amortization terms dictated by our specific contracts which are shorter than the 20 year period used by GHR.

        Interest expenses, net of interest income, which were approximately $438 and $715 for the three months ended September 30, 2005 and 2004, respectively, reflect the accrual of the predecessor owner's mortgage interest obligations to Golf Trust of America, L.P. This interest obligation was settled in the Settlement Agreement. The participating mortgage loan that was assumed by us from GHR was amended to adjust the outstanding balance to $39,240. That note is now non-interest bearing.

        The net loss for the three months ended September 30, 2005 was approximately $3,627, compared to a net loss for the three months ended September 30, 2004 of approximately $3,880.

        During the three months ended September 30, 2005, approximately $435 of the capital reserve funds was disbursed. Of those disbursed funds, $215 was used to pay lease payments on existing and additional equipment consisting of bellman vehicles, golf cart leases, golf course equipment leases, telephone equipment leases and cable leases and the balance was for various capital improvement projects and replacements throughout the Resort.

Nine months ended September 30, 2005 and 2004

        During the nine months ended September 30, 2005, there were 15,833, or 23.1%, more occupied room nights than there were during the first nine months of 2004. The increase in occupied room nights was due to an increase of 9,735, or 26.2%, in additional group room nights for the nine-month period ended September 30, 2005. This increase in group room nights was complemented by an increase of 6,098, or 23.1%, in additional transient room nights for the nine month period ended September 30, 2005 compared to the same period in the prior year. The Resort's operating results on a comparative basis also reflect the negative impact of the 2004 hurricane season. During that season, four hurricanes passed within 100 miles of the Resort, and we believe that as a consequence, meeting planners were convinced not to book meetings during the prime hurricane season. We believe that these concerns made it difficult to book rooms during the period from September 2005 into early October of 2005, resulting in a reduction of approximately 500 and 3,800 room nights sold for the months of September 2005 and October 2005, respectively, as compared to the same two months of 2004.

        The effect of the increase in the occupied room nights and, specifically, group room nights with their significantly higher food and beverage spending, is reflected in the increase in total revenue of 17.0% for the Resort for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. The most significant increase in revenues at the Resort was in the rooms department. That department experienced an overall increase of approximately $2,293, or 27.5%, for the nine months ended September 30, 2005, as compared to the same period in 2004. Food and beverage revenues benefited from the overall increase in room nights in both the group and transient sectors. Food and beverage revenue increased by approximately $1,663, or 24.1%, for the nine months ended September 30, 2005, as compared to the same period in 2004. As compared to the prior year, covers served (meals) increased by approximately 28,492, or 9.9%, over the same nine month period in 2004. This aggregate increase in meals served was primarily driven by the Resort's on-site restaurants, with an increase of approximately 21,000 covers, while banquets, catering, room service and the pool grill were up approximately 7,492 covers.

        Golf revenue increased approximately $1,592, or 18.8%, for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004. The primary reason for this increase was the utilization of the Resort's specific golf marketing fund to promote golf throughout the Eastern United States. Golf rounds were higher than the same period in the prior year by approximately 8,977 rounds. The number of rounds played in the nine months ended September 30, 2005 was 91,177, compared to 82,200 in the same period of 2004. The increase in Golf revenue for the nine months ended September 30, 2005 was offset by a decrease in Other Revenue of approximately $851, primarily as a result of cancellation fees which were recognized in 2004. Group cancellation fees recognized in the nine months ended September 30, 2005 were insignificant. We expect golf revenue for the fourth quarter of 2005 to exceed golf revenue actually earned in the fourth quarter of 2004 based upon the current reservations and historical cancellation rates.

        Wherever possible, we endeavor to manage total operating expenses to insure that these expenses are minimized and bear a direct correlation to the room nights, food and beverage covers and golf round demand. Aggregate total operating expenses do not generally increase or decrease on a one-to-one basis with respect to the total operating revenue because the Resort must carry a minimum fixed operating staff and other support expenses at all times. In those operating departments where the variable costs can best be managed, we manage these costs consistent with room, food and beverage and golf demand. Total Resort operating expenses, before depreciation and amortization and excluding the rental pool amortization in hotel operations, increased by approximately $2,785, or 9.5%, for the nine month period ended September 30, 2005 as compared to the corresponding period in the prior year. This increase of 9.5% is attributable to the increase in total operating revenue of approximately 17.0% during the nine month period ended September 30, 2005 as compared to the corresponding period in the prior year.

        Depreciation and amortization expense, excluding the Rental Pool amortization in hotel expenses, for the nine months ended September 30, 2005 and 2004 was approximately $1,910 and $2,186, respectively. Depreciation expense was significantly lower during the nine months ended September 30, 2005 than in the corresponding period of 2005. The net decrease in this expense is related to the change in the carrying value of the depreciable assets that occurred when we took title to the Resort on July 15, 2004, and to the addition of depreciable assets in the basis of the property, plant and equipment and the intangible assets subsequent to July 15, 2004. Our amortization expense for the nine months ended September 30, 2005, which excludes the rental pool amortization expense, is significantly higher than the amortization expense, which also excludes the rental pool amortization expense, recorded by the predecessor owner for the same period in the prior year. This significantly higher amortization expense, excluding the Rental Pool amortization expense, results from the fact that the various amortization terms dictated by our specific contracts were shorter than the 20-year period used by GHR.

        Interest expenses, net of interest income, which were approximately $1,254 and $5,451 for the nine months ended September 30, 2005 and 2004, respectively, reflect the accrual of the predecessor owner's mortgage interest obligations to Golf Trust of America, L.P. This interest obligation was settled in the Settlement Agreement. The participating mortgage loan that was assumed by us from GHR was amended to adjust the outstanding balance to $39,240. That note is now non-interest bearing.

        The net loss for the nine months ended September 30, 2005 was approximately $2,539, compared to a net loss for the nine months ended September 30, 2004 of approximately $8,951.

        During the nine months ended September 30, 2005, approximately $1,390 of the capital reserve funds was disbursed. Of the $1,390 disbursed, approximately $664 was used to pay lease payments on existing and additional new equipment consisting of bellman vehicles, golf cart leases, golf course equipment leases, telephone equipment leases and cable leases, and the balance was for various capital improvement projects and replacements throughout the Resort. The cash purchases of property and equipment of approximately $726 were offset by approximately $45 in insurance proceeds and asset retirements. We currently have budgeted $442 in capital expenditures for the last three months of 2005.

Other Matters

        On April 29, 2005, Westin's parent, Starwood Hotels & Resorts Worldwide, Inc., or Starwood, entered into an Assurance of Voluntary Compliance with the State of Florida Office of the Attorney General. See a further discussion of this matter in Note 1 to our condensed combined financial statements contained in Part I, Item 1 above.

        On August 9, 2005, in a matter related to the Assurance (see Note 1 above), we executed a settlement election form which formalized our willingness to participate in Starwood's negotiated Automatic Hotel Charges Settlement. The Automatic Hotel Charges Settlement settles class action law suits filed by private plaintiffs alleging that Starwood charged certain automatic fees to its guests, including guests at the Resort. Based upon information known to us at this time, we do not believe that our participation in this settlement will have a material adverse impact on our financial results.

Contractual Obligations, Contingent Liabilities and Commitments

        The following table summarizes our contractual obligations at September 30, 2005, and the effect such obligations are expected to have on our liquidity and cash flow (or upon our successors in interest under the applicable contracts, if the contracts are not terminated) in future periods:

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Master lease agreement (with the condominium owners)	$8,364	$1,073	$3,082	$4,209	$—
Management agreements(1)	22,450	1,900	5,700	3,283	11,567
Troon supplemental fee	800	—	—	—	800
Operating and capital leases	1,957	170	1,766	21	—
Significant open purchase orders(2)	83	83	—	—	—
Service agreements and other	1,828	409	1,015	348	56

Total of the Resort's obligations	$35,482	$3,635	$11,563	$7,861	$12,423

(1)
If our management agreement with Westin is terminated prior to its expiration date of December 31, 2017, a minimum termination fee of $5,500 will be due at termination in lieu of fees otherwise payable to Westin pursuant to that management agreement.

(2)
Reflects open purchase orders which individually exceed $25.

        Interest is reflected, as applicable, in the commitments and obligations listed above.

        Please refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations, Contingent Liabilities and Commitments" in our Form 10-K for

the year ended December 31, 2004, filed on March 30, 2005, for a description of our contractual obligations.

Liquidity and Capital Resources

        Our working capital position is a deficit of approximately $3,475 as of September 30, 2005. We continue to experience seasonal fluctuations in our net working capital position. Seasonality impacts our liquidity because there is more available cash during the winter months, specifically in the first quarter, than in the late summer months when cash becomes very limited. We received intercompany advances from Golf Trust of America, L.P. to support working capital needs in the amounts of $2,000 and $400 in July 2004 and September 2005, respectively. The proceeds of these loans have been fully expended by Westin to support operational expenses of the Resort. Generally, our only source of cash is from any profitable operations of the Resort or these intercompany advances. While the financial performance of the Resort is showing signs of recovery to date in 2005, it does not appear from the projections provided by Westin that the operational cash flow capacity of the Resort will permit the Resort to reestablish its self-sufficiency in the near term. Further, the Resort's credit capacity is limited. We requested a further intercompany advance from Golf Trust of America, L.P. and expect to receive $800 during the latter half of November 2005 in response to this request, primarily to fund the third quarter Rental Pool distribution and refurbishment payment due on November 15, 2005. Working capital needs may require us to seek a further intercompany advance from Golf Trust of America, L.P.; however, there can be no assurances as to the specific timing or amount of any such intercompany advance.

RISK FACTORS

Class action litigation involving GHR could adversely impact the Resort.

        Approximately fifty condominium owners initiated legal action against GHR and its corporate parent, Golf Hosts, Inc., regarding various aspects of the prior rental pool arrangement as discussed in more detail in Part II, Item 1 "Legal Proceedings." We were not a party to the lawsuit, nor are our affiliates. It is our understanding that the condominium owners/plaintiffs alleged breaches of contract, including breaches in connection with the prior rental pool arrangement. It is also our understanding that the plaintiffs were seeking unspecified damages and declaratory judgment because they believe they are entitled to participate in the Rental Pool. The plaintiffs also believe that golf course access should be limited to persons who are members, their accompanied guests, or guests of the Resort. The plaintiffs in this case had filed with the Florida appellate court a motion in which they asked the court to either rehear their appeal or certify a question to the Florida Supreme Court. Recently, the court denied this motion, so this matter may be closed. However, we are uncertain as to any residual actions that might arise from this former litigation and the impact, if any, that such residual actions might have on the Resort.

An unfavorable result in the Land Use Lawsuits to which we are a party could impair the value of Parcel F and the Resort.

        On March 10, 2005 in the Circuit Court of the Sixth Judicial Circuit, in and for Pinellas County, Florida, Civil Division, we filed a Motion to Intervene in the suit styled Innisbrook Condominium Association, Inc., C. Frank Wreath, Meredith P. Sauer, and Mark Banning (as plaintiffs) vs. Pinellas County, Florida, Golf Host Resorts, Inc. and Innisbrook F LLC (as defendants), Case No. 043388CI-15. In April 2005, a subsequent lawsuit relating this mater was filed as discussed in more detail in Part II, Item 1. In this report, we refer to these lawsuits as the Land Use Lawsuits.

        In the event that the defendants in the Land Use Lawsuits do not prevail, we may lose all or substantially all of our land use and development rights with respect to Parcel F. As a result, we may experience reduced club memberships at the Resort, and our ability to realize the benefits from proposed development of Parcel F would be adversely impacted. In addition, failure by the defendants to prevail in the Land Use Lawsuits could jeopardize our land use and development rights in the remaining units that we may have the opportunity to develop at the Resort if a court subsequently applied a similar interpretation of our rights with respect to those units. In that instance, we might lose all or substantially all of those rights with respect to the remaining units. As a result of a successful challenge to our land use and development rights relating to the remaining units at the Resort, our ability to develop the Resort and the value of the Rental Pool units would be adversely affected.

Although a former employee of Golf Host Securities, Inc. has settled certain complaints filed by that employee with OSHA, the EEOC, the NASD or the FDRE against Golf Host Securities, Inc., our parent or our parent's other subsidiaries, those agencies may still impose penalties or fines relating to those complaints.

        In July 2005, (i) Golf Host Securities, Inc., or GHSI, another subsidiary of our parent, received from the Department of Labor, Occupational Safety and Health Administration, or OSHA, notice that a former employee of GHSI is alleging violations of Title VIII of the Sarbanes-Oxley Act of 2002, Section 806 of the Corporate and Criminal Fraud Accounting Act; (ii) we received notice from the U.S. Equal Employment Opportunity Commission, or EEOC, of an alleged charge of discrimination by this former employee; (iii) GHSI received notice that its former employee has filed a complaint with the National Association of Securities Dealers, Inc., or NASD, alleging violations of applicable rules and of federal and state securities statutes; and (iv) GHSI received notice that its former employee had filed with the Florida Division of Real Estate, or FDRE, a complaint alleging that GHSI had failed to pay real estate commissions owed to him and wrongfully terminated him, among other complaints, in violation of applicable state and federal law.

        In November 2005, this former employee of GHSI entered into a settlement agreement with us, GHSI, our parent, GTA, GTA's operating partnership and certain of our parent's subsidiaries relating to these complaints. While this settlement agreement resolves the claims of this former employee, it is possible that OSHA, the EEOC, the NASD or the FDRE could pursue these claims even though we have entered the settlement agreement, potentially imposing upon us or our affiliates, fines, penalties or other remedies which could harm our operations.

In the event that the Resort does not provide sufficient cash flow to us, we may be forced to reduce capital expenditures and improvements at the Resort, diminishing the value of the Rental Pool units.

        As the owner of the Resort, we will be responsible for any negative cash flow associated with the ownership and operation of the Resort. As a result of our assumption of these liabilities and our responsibility for any negative cash flow of the Resort, we may be exposed to liabilities and expenditures exceeding our expectations or ability to pay. In the event cash flow is insufficient to fund planned improvements, the ability of the participants in the Rental Pool to rent their units may decline. A decline in the rental rates that can be charged for the units or related vacancies resulting from our inability to make necessary capital expenditures may cause the value of the Rental Pool units, and the Resort, to decline.

While we have entered into the Asset Purchase Agreement with CMI providing for the sale of the Resort, CMI has the right to terminate this Asset Purchase Agreement without penalty at any time prior to the close of business on November 25, 2005. Even if CMI does not exercise its right to terminate the Asset Purchase Agreement, the closing of the transactions contemplated in that Asset Purchase Agreement will be subject to the customary closing conditions including, among others, consideration by GTA's Board of Directors and receipt of a satisfactory fairness opinion from Houlihan Lokey Howard & Zukin Financial Advisors, Inc. Therefore, at this time, the Company cannot assure you that the Asset Purchase Agreement will not be terminated, that all conditions to closing will be satisfied or that the transaction with CMI will close.

        In the event that the transactions contemplated by the Asset Purchase Agreement do not close, GTA will develop a business plan to address the future operating plans for the Resort until another exit transaction can be completed. The negotiation and closing of another exit transaction would likely require GTA to incur significant additional legal and other costs and to be liable for more preferred dividends. If this were to occur, GTA would have less resources available to devote to refurbishment expenses of the Resort, which could possibly reduce the distributions to the participants in the Rental Pool.

The Resort's performance may not provide adequate resources to fund the refurbishment reimbursement to the Rental Pool participants.

        Pursuant to the former borrower's arrangement with many of the persons who own condominium units at the Resort, the condominiums owned by these participating persons are placed in a securitized pool and rented as hotel rooms to guests of the Resort. We refer to this securitized pool of participating condominiums as the Rental Pool. In addition to the current Rental Pool agreement, the former owner of the Resort agreed with the condominium owners association that the former owner of the Resort would reimburse 50% of the refurbishment costs, plus accrued interest (at 5% per annum) on the unpaid balance of that portion of the unpaid refurbishment costs which we are required to reimburse. This amount will be reimbursed to participating condominium owners (or transferees of their condominium unit(s)) over the five-year period beginning in 2005. The reimbursement is contingent on the units remaining in the Rental Pool from the time of its refurbishment through 2009. If the unit does not remain in the Rental Pool during the reimbursement period of 2005 through 2009, the owner or successor owner forfeits any unpaid installments at the time the unit is removed from the Rental Pool.

        Accordingly, maintaining condominium owner participation in the Rental Pool is very important to the continued economic success of the Resort. We assumed certain existing or modified financial obligations of the former borrower, including its responsibilities regarding the administration of the condominium unit Rental Pool, when we took ownership of the Resort pursuant to the Settlement Agreement. Also as part of the Settlement Agreement, we assumed GHR's obligation for refurbishment expenses paid by the condominium owners.

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

        Participants in the Rental Pool may decide that alternative uses of their condominium units are more attractive than participating in the Rental Pool. In particular, condominium owners may determine that it is more financially advantageous to rent their units to longer term tenants, or to live in their units rather than paying to live elsewhere and allowing their units to participate in the Rental Pool. Any such reduction in the number of participants in the Rental Pool may result in increased pro-rata costs and reduced revenues for the remaining Rental Pool participants. In particular, a decrease in the number of participants in the Rental Pool will result in higher per capita costs relating to fixed costs that are incurred in connection with the administration of the Rental Pool. In the event that the number of units in the Rental Pool declines below 575, our obligation to reimburse refurbishment expenses for the units will be abated until the number of units in the Rental Pool is restored to 575 or higher.

Severe weather patterns experienced by Florida and the Southeastern United States during 2004 and 2005 could result in depressed bookings, adversely affecting the Resort's results of operations and reducing proceeds to the participants in the Rental Pool.

        We expect that bookings at the Resort during the final quarter of 2005 and subsequent periods may be adversely affected as a result of a series of hurricanes that affected Florida and the Southeastern United States during 2004 and 2005. In particular, the hurricanes occurring during 2005 may have increased the awareness of potential guests, particularly those residing in different regions of the United States, to the danger that hurricanes and tropical storms present. We expect that these guests may be more reluctant to book rooms in regions subject to such weather patterns. In particular, it is possible that groups will choose alternative destinations for travel during the hurricane season. In the event that potential guests and groups choose alternative destinations as a result of these weather-related concerns, the Resort may experience lower bookings and reduced revenues, which in turn results in reduced distributions to the Rental Pool participants.

Recent severe weather patterns could further increase the seasonal nature of the results of the Resort.

        The hotel industry is cyclical in nature. Our business has historically been weaker during the third quarter of each year. In the event that we suffer from reduced bookings during the third quarter as a result of hurricane-related concerns of potential guests, this effect could reduce the revenues to the Resort in the third quarter of each year, increasing the disparity between our results in the third quarter as compared to other quarters. This increased cyclicality could make it more difficult for us to project the results of the Resort, and may result in a lower than expected percentage of the Resort's fixed costs being offset by revenue during the third quarter.

We are subject to all the operating risks common to the hotel industry which could adversely affect our results of operations.

        Operating risks common to the Resort include:

  •
  changes in general economic conditions, including the timing and robustness of the apparent recovery in the United States from the recent economic downturn and the prospects for improved performance in other parts of the world;

  •
  the impact of war and terrorist activity (including threatened terrorist activity) and heightened travel security measures instituted in response thereto;

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

General economic downturns, or an increase in labor or insurance costs, may negatively impact our results.

        Moderate or severe economic downturns or adverse conditions may negatively affect the operations of the Resort. These conditions may be widespread or isolated to one or more geographic regions. A tightening of the labor markets in Florida may result in fewer and/or less qualified applicants for job openings at the Resort. Higher wages, related labor costs and the increasing cost trends in the insurance markets may negatively impact our results as wages, related labor costs and insurance premiums increase. A general economic downturn, or increase in expenditures on insurance and labor costs, would adversely impact the operations of the Resort, potentially reducing funding that we provide to the Rental Pool or the proceeds to the Rental Pool participants.

If we are unable to successfully compete for customers, it may adversely affect our operating results, and reduce the proceeds to participants in the Rental Pool.

        The hotel industry is highly competitive. The Resort competes for customers with other hotel and resort properties. Some of our competitors may have substantially greater marketing and financial resources than we do, and they may improve their facilities, reduce their prices or expand or improve their marketing programs in ways that adversely affect our operating results, and proceeds to participants in the Rental Pool may be reduced.

Internet reservation channels may negatively impact our bookings and results of operations.

        Internet travel intermediaries such as Travelocity.com®, Expedia.com® and Priceline.com® are attempting to commoditize hotel rooms, by increasing the importance of price and general indicators of quality at the expense of brand or property specific identification. These agencies hope that consumers will eventually develop brand loyalties to their reservations system rather than to lodging brands. Although we expect to derive most of our business from traditional channels, if the amount of sales made through internet intermediaries increases significantly, our business and profitability may be significantly harmed, and proceeds to participants in the Rental Pool may be reduced.

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

The Resort is capital intensive, and may become uncompetitive in the event that sufficient financing is not available.

        For the Resort to remain attractive and competitive, we have to spend money periodically to keep the properties well maintained, modernized and refurbished. This creates an ongoing need for cash and, to the extent we cannot fund expenditures from cash generated by operations, we must seek to obtain funds from borrowings or otherwise. We may be unable to find such financing on favorable terms, if at all. To the extent that we are unsuccessful in obtaining such financing, it could adversely impact the Resort's results from operations and proceeds to the Rental Pool participants.

Our investment in the Resort is subject to numerous risks which could adversely affect our income.

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

Environmental Regulations may increase the Resort's costs, or limit our ability to develop, use or sell the Resort.

        Environmental laws, ordinances and regulations of various federal, state, local and foreign governments impact our properties and could make us liable for the costs of removing or cleaning up hazardous or toxic substances on, under, or in property we currently own or operate or that we previously owned or operated. These laws could impose liability without regard to whether we knew of, or were responsible for, the presence of hazardous or toxic substances. The presence of hazardous or toxic substances, or the failure to properly clean up such substances when present, could jeopardize our ability to develop, use, sell or rent the real property or to borrow using the real property as collateral. If we arrange for the disposal or treatment of hazardous or toxic wastes, we could be liable for the costs of removing or cleaning up wastes at the disposal or treatment facility, even if we never owned or operated that facility. Other laws, ordinances and regulations could require us to manage, abate or remove lead or asbestos containing materials. Certain laws, ordinances and regulations, particularly those governing the management or preservation of wetlands, coastal zones and threatened or endangered species, could limit our ability to develop, use, or sell the Resort.

So-called acts of God, terrorist activity and war could adversely affect the Resort.

        The Resort's financial and operating performance may be adversely affected by so-called acts of God, such as natural disasters, in Florida and in areas of the world from which we draw a large number of guests. Similarly, wars (including the potential for war), terrorist activity (including threats of terrorist activity), political unrest and other forms of civil strife and geopolitical uncertainty have caused in the past, and may cause in the future, our results to differ materially from anticipated results. The returns to participants in the Rental Pool could be adversely impacted in the event that acts of God, war or terrorism impact the Resort's ability to attract guests.

Some potential losses of the Resort are not covered by insurance.

        We carry comprehensive insurance coverage for general liability, property, business interruption and other risks with respect to the Resort. Our policies offer coverage features and insured limits that we believe are customary for similar types of property. Generally, our "all-risk" property policies provide that coverage is available on a per occurrence basis and that, for each occurrence, there is a limit as well as various sub-limits on the amount of insurance proceeds we can receive. In addition, there may be overall limits under the policies. Sub-limits exist for certain types of claims such as service interruption, abatement, expediting costs or landscaping replacement, and the dollar amounts of these sub-limits are significantly lower than the dollar amounts of the overall coverage limit.

        In addition, there are also other risks such as war, certain forms of terrorism such as nuclear, biological or chemical terrorism, acts of God such as hurricanes and earthquakes and some environmental hazards that may be deemed to fall completely outside the general coverage limits of our policies or may either be uninsurable or too expensive to justify insuring against.

Our operations at the Resort are dependent upon outside managers, and if those managers are less successful than expected, the Resort's results of operations and the proceeds available for distribution to the Rental Pool participants will be adversely affected, potentially in a material way.

        Westin manages the daily operations of the Resort pursuant to our Management Agreement with Westin, and Troon manages the golf facilities at the Resort pursuant to related contractual commitments with Westin. In the event that these third party managers fail to perform under their respective contracts as expected, or in the event that they default on their obligations, the Resort's results of operations and proceeds available for distribution to the Rental Pool participants will be adversely affected, potentially in a material way.

A sustained increase in energy costs may negatively impact the Resort's results by increasing its energy-related costs and by discouraging potential guests from traveling and taking part in recreational activities.

        During the past year, energy costs in the United States have increased substantially. Energy costs represent an increasingly larger percentage of the costs of the Resort, and we expect energy costs to increase in both in absolute and relative terms. In addition, we expect that higher energy costs will negatively affect the Resort by discouraging travel and recreational activities. In particular, potential guests of the Resort are less likely to travel as they bear the affects of higher energy costs as either higher airline fares or in an increased cost per gallon of gasoline. In addition, higher energy costs may reduce the disposable income of potential guests, making them less likely to spend money for travel and recreational activities. As a result of these factors, a sustained increase in energy costs may negatively impact the Resort's results by increasing its energy-related costs and by discouraging traveling and taking part in recreational activities.

Risk factors relating to GTA and GTA's operating partnership

        Our parent is a subsidiary of GTA's operating partnership. GTA is a public reporting company under the Exchange Act. Due to our relationship with GTA, including our dependence upon GTA or its operating partnership for funding that we may require, we believe that its Risk Factors are relevant to our sole member and to the participants in the Rental Pool. You should note that certain of the information contained in GTA's Risk Factors filed as Exhibit 99.1 hereto, particularly those relating to GTA's liquidating distributions, are not relevant to you unless you are a holder of GTA's common stock; however, such risk factors are informative in that they may indicate certain factors or events that may impact GTA and reduce GTA's willingness or ability to provide funding to the Resort and the Rental Pool units.

Item 3.    Quantitative And Qualitative Disclosures About Market Risk

        We do not have significant market risk with respect to foreign currency exchanges or other market rates. Our debt to Golf Trust of America, L.P. is non-interest bearing and, accordingly, fluctuations in interest rates are not expected to affect financial results.

Item 4.    Controls And Procedures

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management assesses the costs and benefits of such controls and procedures based upon the prevailing facts and circumstances, including management's reasonable judgment of such facts. As we neither controlled nor managed the Resort prior to July 16, 2004, our disclosure controls and procedures with respect to the Resort and its employees are necessarily more limited than those we maintain with respect to our own corporate operations. At close of business on July 15, 2004, we took title to the Resort; however, despite the fact that our amended management agreement with Westin provides us with heightened control and access to information, we do not directly assemble the financial information for the Resort although we have taken steps that we deem to be reasonable under the circumstances to seek to verify such financial information and consequently, our disclosure controls and procedures with respect to the Resort, while strengthened, remain necessarily more limited than those we maintain with respect to our own corporate operations. Since taking title to the Resort, we have focused upon integrating operations at the Resort into our disclosure controls and procedures and internal control procedures. In particular, those controls and procedures have been updated to account for the challenges presented by the increased size and scope of our operations now that we own the Resort.

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

        As of September 30, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-15. With the assistance of Westin, our Chief Executive Officer and our Chief Financial Officer concluded that as of September 30, 2005 our disclosure controls and procedures are effective in timely alerting them to material information relating to us required to be included in our Exchange Act reports. There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

Class Action Lawsuit

        The Resort, which we now own, served as collateral for a $79 million original balance non-recourse loan Golf Trust of America, L.P. made in 1997 to GHR. GHR entered into an arrangement with many of the parties who own condominium units at the Resort whereby the condominiums owned by these persons are placed in a pool and rented as hotel rooms to guests of the Resort. Certain of the condominium owners (as plaintiffs) initiated a legal action against GHR, and its corporate parent, Golf Hosts, Inc. (as defendants), regarding various aspects of this arrangement. We are not presently a party to the lawsuit. It is our understanding, however, that the condominium owners/plaintiffs are seeking to resolve the following issues, among others:

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

        Depositions of class members and others, including depositions of former executives of GHR, have been taken and additional discovery remains to be undertaken. The previously scheduled trial date of February 3, 2003 was postponed by the court and a new trial date has not yet been set. In July 2003, the judge in the litigation against GHR reversed an earlier ruling and held that the case could not proceed as a class action. The judge also ruled that the plaintiffs could not seek recovery from the individuals that hold stock in GHR and its affiliates (rejecting plaintiffs' attempt to "pierce the corporate veil"). In October 2003, the judge ruled that the claims of the former members of the class who were not named as plaintiffs in the lawsuit were barred by the statute of limitations. These rulings leave approximately 80 individual plaintiffs in the lawsuit representing 50 condominium units. The plaintiffs have appealed each of these rulings to the court of appeals. The court of appeals summarily affirmed the lower court's ruling that the case could not proceed as a class action and has affirmed the lower court's dismissal with prejudice of the veil piercing case. On June 15, 2004, counsel for GHR reargued the motion for summary judgment to summarily dismiss the claims of the remaining 80 individual plaintiffs. On July 29, 2004, the court entered an order granting the defendant's motion for summary judgment. The plaintiffs filed an appeal of this ruling on October 26, 2004. Briefing has been completed in the appeal from the court's final judgment granting the motion for summary judgment. Argument before the appellate court was held September 21, 2005. By Order dated September 30, 2005, the Florida appellate court (Second District Court of Appeals) affirmed the lower court's final judgement granting the defendant's motion for summary judgement. The plaintiffs subsequently filed a motion with the appellate court for a rehearing of their appeal, or in the alternative, to certify a question to the Florida Supreme Court. The appellate court denied that motion by Order dated November 3, 2005. The time available for the Plaintiffs to appeal has now expired.

        We are not presently a party to this lawsuit, nor are GTA, Golf Trust of America, L.P. or our other affiliates.

        In connection with the execution of the Settlement Agreement between us and GHR (and certain other affiliated parties), GHR provided a limited indemnity to defend and hold harmless GTA (and its affiliates, including us) from and against any and all costs, liabilities, claims, losses, judgments, or damages arising out of or in connection with the class action lawsuit described above, as well as liabilities accruing on or before the closing date relating to employee benefits and liabilities for contracts or agreements not disclosed by GHR to GTA. In return, we delivered a duly executed release.

Land Use Lawsuits

        On March 10, 2005 in the Circuit Court of the Sixth Judicial Circuit, in and for Pinellas County, Florida, Civil Division, we filed a Motion to Intervene in the lawsuit titled Innisbrook Condominium Association, Inc., C. Frank Wreath, Meredith P. Sauer, and Mark Banning, or the Plaintiffs, vs. Pinellas County, Florida, Golf Host Resorts, Inc. and Innisbrook F LLC, Defendants, or the Defendants, Case No. 043388CI-15. We refer to this lawsuit as the Initial Land Use Lawsuit. The Plaintiffs have filed a multi-count complaint, seeking injunctive and declaratory relief with respect to the land use and development rights of a tract of land known as Parcel F. Parcel F is a parcel of land located within the Resort. The Plaintiffs allege that there are no remaining development units (residential units) available to be developed within the Resort property. On March 29, 2005, we filed a Motion to Intervene as a defendant in the Initial Land Use Lawsuit in order to protect our property, and our land use and development rights with respect to Parcel F and our property. A hearing on the Motion to Intervene was held on April 4, 2005, after which the court granted our Motion to Intervene. On April 5, 2005, we joined in the filing of a Motion to Dismiss and Motion to Strike three of the seven counts of the plaintiffs' complaint. The court granted the Motion to Dismiss on April 26, 2005. On that same date, four individuals (Joseph E. Colwell, Marcia G. Colwell, Kirk E. Covert, Deborah A. Covert) and Autumn Woods Homeowner's Association, Inc. moved to intervene in the Initial Land Use Lawsuit. The court has not ruled on that motion. On April 8, 2005, a separate suit or the Subsequent Land Use Lawsuit was filed by James M. and Mary H. Luckey and Andrew J. and Aphrodite B. McAdams against Pinellas County, a political subdivision of the State of Florida, Golf Host Resorts, Inc., a foreign corporation and Bayfair Innisbrook, LLC, a Florida limited liability corporation. That suit seeks injunctive and declaratory relief in six separate counts, all relating to the land use and development rights of Parcel F. This suit was consolidated with the Initial Land Use Lawsuit on May 3, 2005. After May 6, 2005 we filed a Motion to Dismiss the Subsequent Land Use Lawsuit. The motion was heard by the court on May 31, 2005. Since that hearing, we have filed our Answer and Affirmative Defenses to both complaints that have been filed in the consolidated action. On August 3, 2005, a case management conference was held before the judge who is now presiding over this case. At that hearing, the court scheduled a hearing on the defense motions for summary judgment for August 30, 2005, and a trial starting on December 12, 2005. On August 30, 2005, the judge heard extensive argument on the defense motions for summary judgment and entered a number of rulings in the defendants' favor. In summary, the court dismissed those claims in the Initial Land Use Lawsuit and the Subsequent Land

Use Lawsuit which are founded upon the theory that the proposed development is inconsistent with the Pinellas Countywide Plan and Rules adopted pursuant to Chapter 73-594, Laws of Florida. The court further dismissed for lack of jurisdiction those claims of the plaintiffs' in the Subsequent Land Use Lawsuit that are based on the theory that the proposed development is inconsistent with the Pinellas Comprehensive Plan. The court entered a similar ruling on certain counts of the Third Amended Complaint as to some (but not all) of the plaintiffs in the Initial Land Use Lawsuit.

        The defendants in the Initial land Use Lawsuit also filed a Motion to Strike the Plaintiffs' Demand for Jury Trial.    In the face of that motion, the plaintiffs dropped their jury trial demand and the court confirmed by order dated September 21, 2005 that this case will not be tried by a jury. The court then entered an order scheduling the remaining claims for non-jury trial during December 2005.

        In addition, the Plaintiffs in the Initial Land Use Lawsuit have filed a motion for summary judgment. The court set the hearing date for the summary judgment review for December 7, 2005.

        As an intervenor in the Initial Land Use Lawsuit, we will seek to obtain a ruling from the court which preserves and protects our property, our land use and development rights with respect to Parcel F and our property in order to maximize the value of those rights as they relate both to Parcel F and the Resort in general. We refer to these two matters as the Land Use Lawsuits. See further discussion of the Land Use Lawsuits under the heading "Risk Factors" in Part I, Item 2 of this report.

        In the event that the defendants in the Land Use Lawsuits do not prevail, we may lose all or substantially all of our land use and development rights with respect to Parcel F. As a result, we may experience reduced club memberships at the Resort, and our ability to realize the benefits from proposed development of Parcel F would be adversely impacted. In addition, failure by the defendants to prevail in the Land Use Lawsuits could jeopardize our land use and development rights in the remaining units that we may have the opportunity to develop at the Resort if a court subsequently applied a similar interpretation of our rights with respect to those units. In that instance, we might lose all or substantially all of those rights with respect to the remaining units. As a result of a successful challenge to our land use and development rights relating to the remaining units at the Resort, our ability to develop the Resort would be adversely affected.

Property Tax Lawsuit

        On December 10, 2004 we filed a lawsuit against the property appraiser of Pinellas County Florida, or Pinellas County to challenge the 2004 real estate assessment on the Resort property. Pinellas County filed a motion to dismiss, which was denied by the court. No trial date has been set. If Pinellas County were to prevail, there would be no material adverse effect upon our financial statements, as the assessment is fully accrued and accounted for in our books and records.

Complaints by a former employee of GHSI

  OSHA Complaints

        In July 2005, GHSI, a subsidiary of our parent, received from OSHA, notice that a former employee of GHSI had filed a complaint with OSHA alleging that GHSI had violated Title VIII of the Sarbanes-Oxley Act of 2002 and Section 806 of the Corporate and Criminal Fraud Accountability Act. OSHA requested that GHSI respond to the allegation that GHSI violated these laws.

  EEOC Complaints

        In July 2005, we received from the EEOC, a notice of a charge of discrimination by a former employee of GHSI. The EEOC has requested that we provide a statement of our position on the issues covered by the former employee's charge and copies of supporting documentation. The former employee of GHSI alleged in his charge of discrimination that the termination of his employment with

GHSI was the result of unlawful discrimination by us in violation of the Age Discrimination in Employment Act and the Florida Civil Rights Act.

  NASD Complaints

        In July 2005, GHSI received notice that a former employee of GHSI had filed a complaint with the NASD, against GHSI for violations of NASD rules and federal and state securities statutes. This former employee included in his claim an allegation that our parent had ignored his complaints that our parent's actions were violations of law, and he asked the NASD to revisit its approval of our parent's ownership of GHSI.

  FDRE Complaints

        In July 2005, GHSI received notice that a former employee of GHSI had filed a complaint with the FDRE, against GHSI for an alleged failure to deliver commissions of approximately $13 allegedly owed to this former employee. This former employee also alleged that (i) our parent's officers (who are also our officers) violated Florida Statute 475, as well as other federal and state statutes and the regulations of various regulatory agencies, and that (ii) our parent's actions violated, among other federal and state laws, the whistleblower protections under state and federal law, and the Age Discrimination in Employment Act and Florida Civil Rights Act prohibiting age discrimination.

  Settlement Agreement

        On November 4, 2005, this former employee of GHSI entered into a settlement agreement with us, our parent, GHSI, Golf Trust of America, L.P., GTA G.P., Inc., GTA L.P., Inc., GTA-IB Operations, LLC and GTA-IB Management, LLC relating to the employee's claims with OSHA, the EEOC, the NASD and the FDRE. This settlement agreement provides that, among other things, that neither party admits any liability or wrongdoing, we will pay the former employee $50 and the former employee will dismiss its claims and file appropriate papers to withdraw or dismiss the referenced claims with prejudice and notify the agencies involved that all disputes between GHSI and its former employee have been resolved with prejudice. Pursuant to applicable law, GHSI's former employee had seven days to rescind this settlement agreement after he executed it. The rescission period ended on November 11, 2005 at 5:00 pm EST.

        As discussed further in Part I, Item 2 under the heading "Risk Factors," it is possible that OSHA, the EEOC, the NASD or the FDRE could pursue these claims even though we have settled the claims with GHSI's former employee.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        Not applicable.

Item 3.    Defaults Upon Senior Securities

        Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

        Not applicable.

Item 5.    Other Information

        On October 27, 2005, we, together with GTA, GTA's operating partnership, our parent and certain of our parent's subsidiaries, entered into an Asset Purchase Agreement with CMI. Certain of the terms of this Asset Purchase Agreement with CMI are discussed in further detail in our Current Report on

Form 8-K filed on October 28, 2005 and in Note 10 to Part I, Item 1 of this report. The brief descriptions of the Asset Purchase Agreement that are included in this report are not intended to be complete and are qualified in their entirety by reference to the Asset Purchase Agreement attached as Exhibit 10.12 to this Quarterly Report on Form 10-Q.

        On August 10, 2005, we and GTA entered into an amendment to the Parcel F Development Agreement which added us as a party and which we believe will allow us to better manage the location of the Parcel F access road.

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
10.8.2	First Amendment to Parcel F Development Agreement by and among Golf Hosts Resorts, Inc., Golf Trust of America, L.P. and Parcel F, LLC (formerly known as Innisbrook F, LLC)(3)
10.8.3
Second Amendment to Parcel F Development Agreement by and among Golf Hosts Resorts, LLC (formerly known as Golf Host Resorts, Inc.), Golf Trust of America, L.P., GTA-IB, LLC and Parcel F, LLC (formerly known as Innisbrook F, LLC)(3)
10.9	Amendment to Loan Agreement between GTA-IB, LLC and Golf Trust of America, L.P.(1)

10.10	Loan Agreement dated June 20, 1997 between Golf Host Resorts, Inc. and Golf Trust of America, L.P.(1)
10.11	Promissory Note issued by GTA-IB, LLC to Golf Trust of America, L.P.(1)
10.12*
Asset Purchase Agreement by and between Golf Trust of America, Inc., Golf Trust of America, L.P., GTA-IB, LLC, GTA-IB Golf Resort, LLC, GTA-IB Condominium, LLC, GTA-IB Management, LLC and CMI Financial Network, LLC dated October 27, 2005
31.1*	Certification of the Registrant's President and Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2*	Certification of the Registrant's Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99*	Risk Factors of Golf Trust of America, Inc.

(1)
Previously filed as Exhibits (same Exhibit numbers as referenced above) to our Quarterly Report on Form 10-Q, filed on November 23, 2004, and incorporated herein by reference.

(2)
Previously filed as Exhibits 10.1 through 10.8 to our Current Report on Form 8-K, filed November 16, 2004, and incorporated herein by reference.

(3)
Previously filed as Exhibits 10.8.2 and 10.8.3 to our Quarterly Report on Form 10-Q, filed August 15, 2005, and incorporated herein by reference.

*
Filed as an exhibit hereto.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GTA-IB, LLC, registrant

Date: November 14, 2005	/s/ W. BRADLEY BLAIR, II W. Bradley Blair, II President and Chief Executive Officer

Date: November 14, 2005	/s/ SCOTT D. PETERS Scott D. Peters Secretary and Chief Financial Officer

QuickLinks

GTA-IB, LLC FORM 10-Q FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 INDEX
Cautionary Note Regarding Forward-Looking Statements
GTA-IB, LLC CONDENSED COMBINED BALANCE SHEETS AS OF SEPTEMBER 30, 2005 AND DECEMBER 31, 2004 (in thousands)
GTA-IB, LLC CONDENSED COMBINED STATEMENTS OF OPERATIONS AND MEMBER'S DEFICIT FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (in thousands) (unaudited)
GTA-IB, LLC CONDENSED COMBINED STATEMENTS OF OPERATIONS AND MEMBER'S DEFICIT FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (in thousands) (unaudited)
GTA-IB, LLC CONDENSED COMBINED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (in thousands) (unaudited)
GTA-IB, LLC FORM 10-Q NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (in thousands) (unaudited)
INNSBROOK RENTAL POOL LEASE OPERATION CONDENSED BALANCE SHEETS AS OF SEPTEMBER 30, 2005 AND DECEMBER 31, 2004 (in thousands)
INNISBROOK RENTAL POOL LEASE OPERATION CONDENSED STATEMENTS OF CHANGES IN PARTICIPANTS' FUND BALANCES FOR THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (in thousands) (unaudited)
INNISBROOK RENTAL POOL LEASE OPERATION CONDENSED STATEMENTS OF CHANGES IN PARTICIPANTS' FUND BALANCES FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (in thousands) (unaudited)
INNISBROOK RENTAL POOL LEASE OPERATION CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (in thousands) (unaudited)
INNISBROOK RENTAL POOL LEASE OPERATION NOTES TO CONDENSED FINANCIAL STATEMENTS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004 (unaudited)
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