Form 10-K
period 2005-12-31
GTA-IB, LLC
filed 2006-04-17
CIK 1306051

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

Commission File No. 333-120538

GTA-IB, LLC

State of Organization: FL	Federal Employer Identification No. 05-0546226

36750 US 19 N., Palm Harbor, FL 34684

Telephone Number: (727) 942-2000

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act

Yes ☐  No ☒

Note — Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from obligations under those Sections.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☒

Indicate by check mark if the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act.

Large accelerated filer ☐                    Accelerated filer ☐              Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐  No ☒

No established market exists for the Registrant’s membership interests, so there is no market value for such membership interests. There are no membership interests held by non-affiliates as of December 31, 2005.

Issuer has no common stock subject to this report.

Documents incorporated by reference: Certain exhibits to GTA-IB’s prior reports on Forms 10-K, 10-Q and 8-K are incorporated by reference in Part IV hereof.

The Exhibit Index begins on page 61.

GTA-IB, LLC

Annual Report on Form 10-K for the Year Ended December 31, 2005

Cautionary Note Regarding Forward-Looking Statements

The following report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements that predict or describe future events or trends and that do not relate solely to historical matters. All of our projections in this annual report are forward-looking statements. You can generally identify forward-looking statements as statements containing the words “appears,” “believe,” “expect,” “hope,” “may,” “will,” “anticipate,” “intend,” “estimate,” “project,” “assume” or other similar expressions. Certain factors that might cause such a difference include the following: changes in general economic conditions; including changes that may influence group conference and guests’ vacation plans; changes in travel patterns; changes in consumer tastes in destinations or accommodations for group conferences and vacations; changes in Rental Pool participation by the current condominium owners; our ability to continue to operate the Westin Innisbrook Golf Resort under our management contracts; and the resale of condominiums to owners who elect neither to participate in the Rental Pool nor to become members of the Innisbrook Resort and Golf Club. You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known (and unknown) risks, uncertainties and other unpredictable factors, many of which are beyond our control. Our forward-looking statements are based on the limited information currently available to us and speak only as of the date on which this report was filed with the Securities and Exchange Commission. Our continued internet posting or subsequent distribution of this dated report does not imply continued affirmation of the forward-looking statements included in it. We undertake no obligation, and we expressly disclaim any obligation, to issue any updates to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements. Future events are inherently uncertain. Moreover, it is particularly difficult to predict business activity levels at the Resort with any certainty. Accordingly, our projections in this annual report are subject to particularly high uncertainty. Our projections should not be regarded as legal promises, representations or warranties of any kind whatsoever. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such differences might be significant and harmful to your interests.

PART I

ITEM 1. BUSINESS

Background

GTA-IB, LLC, also referenced in this report as the Company, us, we, or our, is a limited liability company that was formed in December 2002 and currently owns The Westin Innisbrook Golf Resort in Tarpon Springs, Florida. The Westin Innisbrook Golf Resort is referenced in this report as the Resort or Innisbrook. The Resort offers golf facilities, restaurant and conference facilities, and recreational activities including swimming, tennis and related resort activities. Westin Management Company South, or Westin, manages the Resort under a long-term management agreement expiring in 2017. Troon Golf, LLC, or Troon, manages the golf facilities at the Resort pursuant to its management agreement with Westin.

We are 100% owned by GTA-IB Golf Resort, LLC, which in turn is 100% owned by Golf Trust of America, L.P., or GTA, LP. Golf Trust of America, Inc., or GTA, owns 99.6% of GTA, LP. The remaining 0.4% of GTA, LP is owned by its one remaining limited partner. GTA is in the process of liquidating all of its assets pursuant to a plan of liquidation approved by its stockholders on May 22, 2001. GTA’s plan of liquidation contemplates the sale of the Resort.

Prior to July 16, 2004, the Resort was owned by Golf Host Resorts, Inc., or GHR, or our former borrower. As of July 16, 2004, GHR was an 80% owned subsidiary of Golf Hosts, Inc., or GHI. We entered into a Settlement Agreement and related transactions as of July 15, 2004 with GHR and certain other entities relating to the settlement of a number of issues between the parties, including GHR’s default under a $79 million loan, or the Loan, made by our affiliate GTA, LP to GHR in June 1997. This Settlement Agreement is referenced in this report as the Settlement Agreement. Pursuant to the Settlement Agreement, we settled claims relating to the Loan and took ownership of the Resort. We refer to our act of taking title to the Resort as the “Acquisition.”

In connection with the Settlement Agreement, we assumed control and operation of the Rental Pool Lease Operations at the Resort, or the Rental Pool. The Rental Pool was operated and controlled by GHR prior to the date of the Settlement Agreement. As a result of its administration of the Rental Pool, GHR was subject to the reporting requirements of Section 15(d) of the Exchange Act as an issuer. Upon our execution of the Settlement Agreement, we became the successor issuer to GHR and became subject to the information requirements of the Exchange Act and the rules and regulations promulgated thereunder.

We receive the majority of our operational revenue from the rental of hotel accommodations, food and beverage sales, golf operations (primarily greens and cart fees and merchandise sales) to both conference group and transient (individuals and families not participating in a conference) guests, and club membership initiation fees and dues. The Resort is different from many other hotels as a result of the use of condominium units as guest rooms pursuant to the Rental Pool lease agreements. When guests stay at the Resort, their hotel rooms are privately owned condominium units that are participating in the Resort’s Rental Pool. We lease these units from the participating condominium owners and then allow guests at the Resort to rent them from us during their stays. On a year-to-year basis, approximately 500 of the 938 condominium units participate in the Rental Pool pursuant to these lease arrangements. A percentage of room revenues that we receive are distributed to participating condominium owners pursuant to the terms of the Rental Pool lease agreements. In addition, we retain a percentage of the room revenues. While we do not bear the expense of certain operating and financing costs of the rental units, we do bear all other operating expenses of the Resort.

On November 23, 2005, CMI Financial Network, LLC terminated the Asset Purchase Agreement for the Resort that it entered with our parent, our parent’s operating partnership, and our parent’s operating partnership’s subsidiaries GTA-IB, LLC, GTA-IB Golf Resort, LLC, GTA-IB Condominium, LLC and GTA-IB Management, LLC.

Since November 23, 2005, GTA’s independent financial advisor Houlihan Lokey Howard and Zukin Capital, Inc., or Houlihan Lokey has continued to market the business and the Resort for sale on our behalf. As of the date that this annual report is filed, a definitive agreement for the purchase of the Resort has not been signed.

Rental Pool Condominiums

Condominium ownership is a realty subdivision in which the individual “lots” are deemed apartment units. Instead of owning a plot of ground, the condominium owners own the space where their condominium units are located. This leaves substantial properties in interest which are not individually owned, such as the underlying land, driveways, parking lots, building foundations, exterior walls and roofs, garden areas and utility lines. These areas are termed common property or common elements. Each condominium owner has an undivided fractional interest in the common property.

The condominium owners at the Resort have established an Association of Condominium Owners, or the Association, to administer and maintain this common property and to conduct the business of the condominium owners. In particular, the Association is responsible for maintaining insurance on the real property, upkeep of the structures, maintenance of the grounds, electricity for the common areas, water/sewer and security services. The Association assesses fees to defray these expenses and to establish necessary reserves. An assessment, if not timely paid, may result in a lien being placed upon the unit of a delinquent condominium owner. Each condominium owner must pay ad valorem property taxes, contents insurance, interior maintenance and to such other matters independent of the other unit owners. These expenses are incurred by each owner of condominium units whether or not the unit participates in the Rental Pool at the Resort. With respect to governing the affairs of the Association, the participating condominium owners are accorded one vote per condominium unit owned. State statutes also impact the way in which the Association’s affairs are administered.

General Resort Revenue Information

The following table sets forth the percentage of the Resort’s total revenues attributable to the four categories listed:

	2005	2004
Revenues
Resort facilities	31.8%	29.9%
Food and beverage	27.6%	27.9%
Golf	31.9%	31.4%
Other	8.7%	10.8%
Total	100.0%	100.0%

The Resort hosted 586 conferences and related group meetings during 2005, and normally hosts more than 500 meetings per year, including social catering. The Resort hosts guests employed in a variety of industries, the majority of which are located in the central and eastern United States. Accordingly, we do not expect that the loss of a single conference or even a few conferences of average size would have a significant adverse impact on our business taken as a whole.

While conference-oriented resort business is quite competitive; we believe that the Resort has established itself in the industry and enjoys a solid reputation within its market. The Resort received the Pinnacle Award in January 2005 from Successful Meetings magazine. The Resort’s major competitors, also known as our competitive set, are other golf and conference-oriented resorts throughout the southeastern United States. We deem Preferred Amelia Plantation, Marriott Doral Golf Resort & Spa, PGA National Resort, the Renaissance World Golf Village Resort, the Belleview Biltmore Resort and the Marriott Sawgrass Resort & Spa to be the major competitors who comprise our competitive set.

Seasonality

The golf industry is seasonal in nature. Fewer tee times are available in the rainy season and the winter months. Revenues fall at the Resort during the summer months because the hot Florida weather makes the Resort less appealing for group golf outings and vacation destination golfers. Additionally, unusual weather patterns such as the hurricanes experienced in Florida in 2004 and in the southeastern United States in 2005 may reduce revenues for the Resort by negatively impacting reservations in comparable periods (July through September) of subsequent years. In each October since 2003, the Resort has hosted, and we expect will host again in 2006, a nationally televised PGA event, the Chrysler Championship, that brings some of the highest profile golfers, as well as high profile golf industry sponsors and vendors, to the Resort for several days to participate in the tournament. We do not expect to host another Chrysler Championship after 2006 due to the decision of Chrysler to reduce the number of golf tournaments it sponsors. Our management is attempting to successfully negotiate a contract with a replacement sponsor so that the Resort can host a PGA event during March of the years 2007 through 2012. We cannot guarantee the success of these negotiations. Historically, the Resort’s revenues increase in the fourth quarter but are generally the greatest during the first quarter as guests come from the northeast and other regions to enjoy the warm weather. The Resort uses seasonal pricing (peak, shoulder and off-peak) to maximize revenues.

Employees

As of December 31, 2005, the Resort had approximately 730 employees. Of these employees, approximately 87 are part-time and approximately 123 are casual laborers who are engaged as needed.

Environmental Matters

Operations at the golf courses at the Resort involve the use and storage of various hazardous materials such as herbicides, pesticides, fertilizers, motor oils and gasoline. Under various federal, state and local laws, ordinances and regulations, an owner or operator of real property may become liable for the costs of removal or remediation of certain hazardous substances released on or in its property. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of hazardous substances. The presence of these substances, or the failure to remediate these substances properly when released, may adversely affect the owner’s ability to sell the real estate or to borrow using the real estate as collateral.

The Florida Department of Environmental Protection, or the DEP, conducted a site inspection at the Resort on June 24, 2003. The Resort was found to have improperly disposed of waste paint and solvents and failed to properly store waste lamps and used oil and oil filters in properly labeled containers. The predecessor owner entered into a Consent Order wherein the DEP agreed to a reduced civil penalty to $22,000, and allowed the predecessor owner to offset 80% of this reduced civil penalty with credits obtained through the implementation of a pollution control project and a process of ongoing self-monitoring and reporting of environmental conditions to the DEP. The DEP determined that an above ground self-contained storage tank system at the Resort qualifies for this credit. The Resort installed the system and, on an ongoing basis, continues to monitor the environmental conditions at the Resort and to report these conditions to the DEP. As part of the ongoing self-monitoring and reporting process, the Resort engaged a third party, URS Corporation to develop a Site Assessment Report and monitor the environmental conditions noted in the DEP Consent Order.  This report indicates that further remediation may be necessary and URS Corporation has estimated the remediation costs, if required by the DEP, to be approximately $35,000 to $40,000.

Except as discussed above, we have not been notified by any governmental authority of any material non-compliance, liability or other claim in connection with any of the golf courses at the Resort. At the time of GTA, LP’s loan to GHR in 1997 relating to the Resort, its golf courses were subjected to Phase I environmental audits (which do not involve invasive procedures, such as soil sampling or ground water analysis) by an independent environmental consultant. As a general rule, we do not update these Phase I environmental audits.

Based on the results of the Phase I environmental audits performed at or about the time of GTA, LP’s loan to GHR in 1997, at the time of that audit we were not aware of any existing environmental liabilities that we believe would harm our business, assets, results of operations or liquidity, nor were we aware of any condition that could create such a liability. We face the risk, however, that those Phase I environmental audits may have failed to reveal all potential environmental liabilities, that prior or adjacent owners may have created material environmental conditions not known to us or the independent environmental consultant, and that future uses or conditions (including, without limitation, changes in applicable environmental laws and regulations) may result in the imposition of environmental liability against us.

Government Regulation

The Resort, like most public businesses, is subject to the Americans with Disabilities Act of 1990. The ADA has separate compliance requirements for “public accommodations” and “commercial facilities,” but generally requires public facilities such as clubhouses and recreation areas to be accessible to people with disabilities. Compliance with the ADA requirements could require removal of access barriers and the construction of capital improvements at the Resort. Noncompliance could result in imposition of fines or an award of damages to private litigants. We are responsible for compliance costs incurred at the Resort.

Code of Ethics

See Part III, Item 10 for discussion of our Code of Ethics.

Web Site Access to Our Periodic SEC Reports

We make available free of charge our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. These reports can be obtained free of charge by contacting: GTA-IB, LLC, c/o Golf Trust of America, Inc., 10 North Adger’s Wharf, Charleston, South Carolina 29401. These reports are available on GTA’s website at www.golftrust.com. The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet Site that contains reports, proxy and information statements, and other issuers that file electronically with the SEC (www.sec.gov). Additional general information about the Resort may be obtained on the Resort’s website at www.golfinnisbrookresort.com.

ITEM 1A. RISK FACTORS

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

We have been unsuccessful in our attempts to sell the Resort and the terms of a sale of the Resort, if any, remain uncertain.

We cannot guarantee that we will be able to sell the Resort on reasonable terms, if at all. Further, we cannot predict the amount of time that will be required to negotiate and close a sale of the Resort. In the event that GTA experiences liquidity constraints or other financial pressures due to the protracted negotiation of the sale of the Resort, GTA may be unwilling or unable to fund the Resort and the Rental Pool refurbishment. Even in the event that we successfully sell the Resort in the near term, we expect that the party who purchases the Resort will assume responsibility for the operational costs of the Resort and the Rental Pool. We cannot guarantee the level of funding and management attention that will be given to the Resort and the Rental Pool after we sell it. In the event that we, GTA and, if applicable, the Resort’s ultimate owner do not devote sufficient management resources and funding to the Resort and the Rental Pool, distributions to the Rental Pool participants could be adversely effected.

The Resort’s performance may not provide adequate resources to fund the refurbishment reimbursement to the Rental Pool participants.

Pursuant to the former borrower’s arrangement with many of the persons who own condominium units at the Resort, the condominiums owned by these participating persons are placed in a securitized pool and rented as hotel rooms to guests of the Resort. We refer to this securitized pool of participating condominiums as the Rental Pool. In addition to the current Rental Pool agreement, the former owner of the Resort agreed with the Association that the former owner of the Resort would reimburse 50% of the refurbishment costs, plus accrued interest at 5% per annum on the unpaid balance of that portion of the unpaid refurbishment costs which we are required to reimburse. This amount will be reimbursed to participating condominium owners (or transferees of their condominium unit(s)) over the five-year period beginning in 2005. The reimbursement is contingent on the units remaining in the Rental Pool from the time of their refurbishment through 2009. If the unit does not remain in the Rental Pool during the reimbursement period from 2005 through 2009, the owner or successor owner forfeits any unpaid installments at the time the unit is removed from the Rental Pool.

Accordingly, maintaining condominium owner participation in the Rental Pool is very important to the continued economic success of the Resort. We assumed certain existing or modified financial obligations of the former borrower, including its responsibilities regarding the administration of the condominium unit Rental Pool, when we took ownership of the Resort pursuant to the Settlement Agreement. Also as part of the Settlement Agreement, we assumed GHR’s obligation to reimburse the refurbishment expenses paid by the condominium owners.

As owner of the Resort, we are responsible for any negative cash flow associated with the ownership and operation of the Resort. As a result of the assumption of these liabilities and our responsibility for any negative cash flow, we face the risk that our ultimate liabilities and expenditures might be greater than we expected. In that case, we may not have sufficient cash available for the payment of the refurbishment expenses relating to the Rental Pool units, or we may otherwise decide not to use our funds in this manner. If this occurs, a disagreement involving the funding for the Rental Pool may arise, and this disagreement could both divert our management’s attention from the operation of the Resort and prove costly to the parties to any such dispute.

In the event that we sell the Resort , we expect that we will no longer be responsible for the Rental Pool obligations, and that the party who acquires the Resort will determine the funding for the Rental Pool based upon its willingness and ability to pay these obligations. We cannot guarantee that the party who acquires the Resort will provide adequate funding for the Resort in general or for refurbishment expenses in particular.

The number of Rental Pool units may decline if current owners find alternative uses of the units that are more attractive than participating in the Rental Pool, thereby reducing the number of available Rental Pool units and diminishing the value of the remaining units.

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

Severe weather patterns experienced by Florida during 2004 and the southeastern portion of the United States during 2005 could result in depressed bookings, adversely affecting the Resort’s results of operations and reducing proceeds to the participants in the Rental Pool.

We expect that bookings at the Resort during the late summer and early fall of future years may be adversely affected as a result of a series of hurricanes that affected Florida during 2004 and the southeastern portion of the United States during 2005. In particular, the hurricanes that occurred during 2005 may have increased the awareness of potential guests, particularly those not residing in the southeastern portion of the United States, to the danger that hurricanes and tropical storms present. We expect that potential guests may be more reluctant to book rooms in regions subject to such weather patterns. In particular, it is possible that groups will choose alternative destinations for travel during the hurricane season. In the event that potential guests and groups choose alternative destinations as a result of these weather-related concerns, the Resort may experience lower bookings and reduced revenues, which in turn will result in reduced distributions to the Rental Pool participants.

Recent severe weather patterns could further intensify the seasonal nature of the results of the Resort.

The hotel industry is cyclical in nature. Our business has historically been weaker during the third quarter of each year. In the event that we suffer from reduced bookings during the third quarter as a result of hurricane-related concerns of potential guests, this effect could reduce the revenues to the Resort in the third quarter of each year, increasing the disparity between our results in the third quarter as compared to other quarters. This increased cyclicality could make it more difficult for us to project the results of the Resort, and may result in a lower than expected percentage of the Resort’s fixed costs being offset by revenue during the third quarter.

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

•

changes in operating costs, including, but not limited to, energy, labor costs (including the impact of unionization), workers’ compensation and health-care related costs, insurance and unanticipated costs such as acts of nature and their consequences;

•	disputes with the managers of the Resort which may result in litigation;

•	the availability of capital to allow us to fund renovations and investments at the Resort; and

•	the financial condition of the airline industry and the impact on air travel.

General economic downturns, or an increase in labor or insurance costs, may negatively impact our results.

Moderate or severe economic downturns or adverse conditions may negatively affect the operations of the Resort. These conditions may be widespread or isolated to one or more geographic regions. A tightening of the labor markets in Florida may result in fewer and/or less qualified applicants for job openings at the Resort. Higher wages, related labor costs and the increasing cost trends in the insurance markets may negatively impact our results as these costs increase. A general economic downturn, or increase in expenditures on insurance and labor costs, would adversely impact the operations of the Resort, potentially reducing funding that we provide to the Rental Pool and reducing the distributions to the Rental Pool participants.

If we are unable to successfully compete for customers, it may adversely affect our operating results and reduce the proceeds to participants in the Rental Pool.

The hotel industry is highly competitive. The Resort competes for customers with other hotel and resort properties. Some of our competitors may have substantially greater marketing and financial resources than we do, and they may improve their facilities, reduce their prices, or expand or improve their marketing programs in ways that adversely affect the Resort and our operating results, and reduce the proceeds to participants in the Rental Pool.

Internet reservation channels may negatively impact our bookings and results of operations.

Internet travel intermediaries such as Travelocity.com®, Expedia.com® and Priceline.com® are attempting to commoditize hotel rooms by increasing the importance of price and general indicators of quality at the expense of brand or property-specific identification. These travel intermediaries hope that consumers will eventually develop brand loyalties to their reservations system rather than to lodging brands. Although we expect to derive most of our business from traditional channels, if the amount of sales made through internet intermediaries increases significantly, our business and profitability may be significantly harmed, and proceeds to participants in the Rental Pool may be reduced.

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

For the Resort to remain attractive and competitive, we must spend money periodically to keep the properties well maintained, modernized and refurbished. These expenditures result in an ongoing need for cash. To the extent we cannot fund expenditures from cash generated by the Resort’s operations, we must seek to obtain funds by borrowing or otherwise. We may be unable to find such financing on favorable terms, if at all. To the extent that we are unsuccessful in obtaining such financing, it could adversely impact the Resort’s results from operations and proceeds to the Rental Pool participants.

Our investment in the Resort is subject to numerous risks, which could adversely affect our income.

As a result of our ownership of the Resort, we are subject to the risks that generally relate to investments in real property. The investment returns available from equity investments in real estate such as the Resort depends in large part on the amount of income earned and capital appreciation generated by the Resort, reduced by the expenses incurred to operate it. In addition, a variety of other factors affect both income from the Resort and the Resort’s real estate value, including governmental regulations, real estate, insurance, zoning, tax and eminent domain laws, interest rate levels and the availability of financing. When interest rates increase, the cost of developing, expanding or renovating real property increases and real property values may decrease as the number of potential buyers decreases. Any of these factors could have a material adverse impact on our results of operations or financial condition. If the Resort does not generate revenue sufficient to meet operating expenses, including debt service and capital expenditures, our income will be adversely affected.

Environmental regulations may increase the Resort’s costs, or limit our ability to develop, use or sell the Resort.

Environmental laws, ordinances and regulations of various federal, state, local and foreign governments impact our properties and could make us liable for the costs of removing or cleaning up hazardous or toxic substances on, under, or in property we currently own or operate. These laws could impose liability without regard to whether we knew of, or were responsible for, the presence of hazardous or toxic substances. The presence of hazardous or toxic substances, or the failure to properly clean up such substances when present, could jeopardize our ability to develop, use, sell or rent the real property or to borrow using the real property as collateral. If we arrange for the disposal or treatment of hazardous or toxic wastes, we could be liable for the costs of removing or cleaning up wastes at the disposal or treatment facility, even if we never owned or operated that facility. Other laws, ordinances and regulations could require us to manage, abate or remove lead or asbestos containing materials. Certain laws, ordinances and regulations, particularly those governing the management or preservation of wetlands, coastal zones and threatened or endangered species, could limit our ability to develop, use, or sell the Resort. Further, in the event that environmental obligations prevent us from developing, using or selling the Resort, distributions to the Rental Pool participants may be adversely affected either directly or as a result of reduced funding for the marketing and operation of the Rental Pool.

Although the courts have recently delivered favorable rulings in the Land Use Lawsuits to which we are a party, in the event that the ultimate rulings in these matters are unfavorable to us, the value of Parcel F and the Resort would be adversely effected.

As discussed in further detail under the heading “Legal Matters” in Part I, Item 3 of this report, on March 10, 2005 we filed a motion to intervene as a defendant in the lawsuit styled Innisbrook Condominium Association, Inc., C. Frank Wreath, Meredith P. Sauer, and Mark Banning (as plaintiffs) vs. Pinellas County, Florida, Golf Host Resorts, Inc. and Innisbrook F LLC (as defendants), Case No. 043388CI-15. This matter relates to a tract of land within the Resort known as Parcel F. In April 2005, a subsequent lawsuit relating to this matter was filed. We are also a defendant in this subsequent lawsuit. In this report, we refer to the March 2005 and the April 2005 lawsuits as the Land Use Lawsuits.

On January 6, 2006, the court ruled in favor of all defendants and against all plaintiffs as to each count in both cases. While the January 6, 2006 ruling is a very favorable result for us and for the other defendants, the plaintiffs in the Land Use Lawsuits have the right to appeal or otherwise challenge that ruling.

In the event that the plaintiffs convince a court to overturn the January 6, 2006 ruling, we could lose all or substantially all of our land use and development rights with respect to Parcel F. Such an unfavorable result could also cause us to experience reduced club memberships at the Resort and could adversely impact our ability to realize the benefits from the proposed development of Parcel F. In addition, if the defendants do not ultimately prevail in the Land Use Lawsuits and a court subsequently applies a similar interpretation of our rights with respect to the remaining developable units at the Resort, our land use and development rights in those remaining units could be jeopardized, adversely effecting both our ability to develop the Resort and the value of the Rental Pool units.

So-called acts of God, terrorist activity and war could adversely affect the Resort.

The Resort’s financial and operating performance may be adversely affected by so-called acts of God, such as natural disasters, in Florida and in areas of the world from which we draw a large number of guests. Similarly, wars (including the potential for war), terrorist activity (including threats of terrorist activity), political unrest and other forms of civil strife and geopolitical uncertainty have caused in the past, and may cause in the future, our results to differ materially from anticipated results. The returns to participants in the Rental Pool could be adversely impacted in the event that acts of God, war or terrorism impact the Resort’s ability to attract guests.

Some potential losses of the Resort are not covered by insurance.

We carry comprehensive insurance coverage for general liability, property, business interruption and other risks with respect to the Resort. Our policies offer coverage features and insured limits that we believe are customary for similar types of property. Generally, our “all-risk” property policies provide that coverage is available on a per occurrence basis and that, for each occurrence, there is a limit as well as various sub-limits on the amount of insurance proceeds we can receive. In addition, there may be overall limits under the policies. Sub-limits exist for certain types of claims such as service interruption, abatement, expediting costs or landscaping replacement, and the dollar amounts of these sub-limits are significantly lower than the dollar amounts of the overall coverage limit.

In addition, there are also other risks such as war, certain forms of terrorism such as nuclear, biological or chemical terrorism, acts of God such as hurricanes and earthquakes and some environmental hazards that may be deemed to fall completely outside the general coverage limits of our policies or may either be uninsurable or too expensive to justify insuring against.

Our operations at the Resort are dependent upon outside managers, and if those managers are less successful than expected, the Resort’s results of operations and the proceeds available for distribution to the Rental Pool participants will be adversely affected, potentially in a material way.

Westin manages the daily operations of the Resort pursuant to our management agreement with Westin, and Troon manages the golf facilities at the Resort pursuant to related contractual commitments with Westin. In the event that these third party managers fail to perform under their respective contracts as expected, or in the event that they default on their obligations, the Resort’s results of operations and proceeds available for distribution to the Rental Pool participants will be adversely affected, potentially in a material way.

A sustained increase in energy costs may negatively impact the Resort’s results by increasing its energy-related costs and by discouraging potential guests from traveling and taking part in recreational activities.

During the past year, energy costs in the United States have increased substantially. Energy costs represent an increasingly larger percentage of the costs of the Resort, and we expect energy costs to increase in both absolute and relative terms in future periods. In addition, we expect that higher energy costs will negatively affect the Resort by discouraging travel and recreational activities. In particular, potential guests of the Resort are less likely to travel as they bear the affects of higher energy costs as either higher airline fares or in an increased cost per gallon of gasoline. In addition, higher energy costs may reduce the disposable income of potential guests, making them less likely to spend money for travel and recreational activities. As a result of these factors, a sustained increase in energy costs may negatively impact the Resort’s results by increasing its energy-related costs and by discouraging traveling and taking part in recreational activities.

Risk factors relating to GTA and GTA’s operating partnership

Our parent is a subsidiary of GTA’s operating partnership. GTA is a public reporting company under the Exchange Act. Due to our relationship with GTA, including our dependence upon GTA, its operating partnership or its subsidiaries for funding that we may require, we believe that its risk factors are relevant to our sole member and to the participants in the Rental Pool. You should note that certain of the information contained in GTA’s risk factors from GTA’s Form 10-K for the year ended December 31, 2005, which are filed as Exhibit 99.1 hereto, particularly those specific to GTA’s liquidating distributions, are not relevant to you unless you are a holder of GTA’s common stock; however, such risk factors are informative in that they may indicate certain factors or events that may impact GTA and reduce GTA’s willingness or ability to provide funding to the Resort and the Rental Pool units.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The Resort is situated on approximately 1,000 acres of land located in the northern portion of Pinellas County, Florida, near the Gulf of Mexico. It is approximately 9 miles north of Clearwater and approximately 20 miles west of Tampa. There are 938 condominium units, 36 of which are strictly residential, with the balance eligible for Rental Pool participation. Of the 902 remaining eligible units, 500, on average, participate in the Rental Pool on a year-to-year basis. See additional discussion in Item 1 under the caption “Rental Pool Condominiums.” These condominium units are leased by us from the condominium owners and used as hotel accommodations for the Resort. GTA-IB Condominium, LLC, which, like us, is a subsidiary of GTA-IB Golf Resort, LLC, owns three condominium units that participate in the rental pool in the same fashion as all other Rental Pool participants. Approximately 25% of the units have internal lockout doors, which allow the rental of the condominium unit as two hotel rooms. We estimate that as a result of the potential use of internal lockout doors, the average of 500 units participating in the Rental Pool at any one time is equivalent to approximately 600 hotel rooms. The Resort complex includes 72 holes of golf; practice ranges; three clubhouses with retail, golf, and food and beverage outlets; three conference and exhibit buildings; six swimming pools including a themed water attraction; a recreation center; a tennis/fitness facility and numerous administrative and support structures. These amenities are owned by us. Substantially all of the assets of the Resort are encumbered by the mortgage held by GTA, LP.

ITEM 3. LEGAL PROCEEDINGS

In the normal course of our operations, we are subject to claims and lawsuits. We do not believe that the ultimate resolution of such matters will materially impair operations or have an adverse effect on our financial position and results of operations.

Land Use Lawsuit

On March 10, 2005 in the Circuit Court of the Sixth Judicial Circuit, in and for Pinellas County, Florida, Civil Division, the Company filed a Motion to Intervene in the suit titled Innisbrook Condominium Association, Inc., C. Frank Wreath, Meredith P. Sauer, and Mark Banning, Plaintiffs vs. Pinellas County, Florida, Golf Host Resorts, Inc. and Innisbrook F LLC, Defendants, Case No. 043388CI-15. In this report, we refer to this matter as the “Initial Land Use Lawsuit.” The plaintiffs in the Initial Land Use Lawsuit have filed a multi-count complaint seeking injunctive and declaratory relief with respect to the land use and development rights of a tract of land known as Parcel F. Parcel F is a parcel of land located within the Resort. The plaintiffs allege that there are no remaining development units (residential units) available to be developed within the Resort property. On March 29, 2005, we filed a Motion to Intervene as a defendant in the Initial Land Use Lawsuit in order to protect our property, and our land use and development rights with respect to Parcel F and our property. A hearing on the Motion to Intervene was held on April 4, 2005, after which the court granted our Motion to Intervene. On April 5, 2005, we joined in the filing of a Motion to Dismiss and Motion to Strike three of the seven counts of the plaintiffs’ complaint. The court granted the Motion to Dismiss on April 26, 2005. On that same date, four individuals (Joseph E. Colwell, Marcia G. Colwell, Kirk E. Covert, Deborah A. Covert) and Autumn Woods Homeowner’s Association, Inc. moved to intervene in the Initial Land Use Lawsuit. The court has not ruled on that motion. On April 8, 2005, a separate suit was filed by James M. and Mary H. Luckey and Andrew J. and Aphrodite B. McAdams against Pinellas County, a political subdivision of the State of Florida, Golf Host Resorts, Inc., a foreign corporation and Bayfair Innisbrook, LLC, a Florida limited liability corporation. In this report we refer to this matter as the  “Subsequent Land Use Lawsuit.”  The Subsequent Land Use Lawsuit seeks injunctive and declaratory relief in six separate counts, all relating to the land use and development rights of Parcel F. This suit was consolidated with the Initial Land Use Lawsuit on May 3, 2005. After May 6, 2005 we have filed our Motion to Dismiss the Subsequent Land Use Lawsuit. The motion was heard by the court on May 31, 2005. Since that hearing, we have filed an Answer and Affirmative Defenses to both complaints that have been filed in the consolidated action. On August 3, 2005, a case management conference was held before the judge who is now presiding over this case. At that hearing, the court scheduled a hearing on the defense motions for summary judgment for August 30, 2005, and a trial starting on December 12, 2005. On August 30, 2005, the judge heard extensive argument on the defense motions for summary judgment and entered a number of rulings in the defendants’ favor. In summary, the court dismissed those claims in the Initial Land Use Lawsuit and the Subsequent Land Use Lawsuit which are founded upon the theory that the proposed development is inconsistent with the Pinellas Countywide Plan and Rules adopted pursuant to Chapter 73-594, Laws of Florida. The court further dismissed for lack of jurisdiction those claims of the plaintiffs’ in the Subsequent Land Use Lawsuit that are based on the theory that the proposed development is inconsistent with the Pinellas Comprehensive Plan. The court entered a similar ruling on certain counts of the Third Amended Complaint as to some, but not all, of the Plaintiffs in the Initial Land Use Lawsuit.

The defendants in the Initial Land Use Lawsuit also filed a Motion to Strike the plaintiffs’ Demand for Jury Trial. In the face of that motion, the plaintiffs dropped their jury trial demand and the court confirmed by order dated September 21, 2005 that this case would not be tried by a jury. The court then entered an order scheduling the remaining claims for non-jury trial during December 2005.

In addition, the plaintiffs in the Initial Land Use Lawsuit have filed a motion for summary judgment. The court set the hearing date for the summary judgment review for December 7, 2005.

As an intervenor in the Initial Land Use Lawsuit, we will seek to obtain a ruling from the court which preserves and protects our property, and our land use and development rights with respect to Parcel F and our property, in order to maximize the value of those rights as they relate both to Parcel F and the Resort in general. We refer to these two matters as the “Land Use Lawsuits.”  See further discussion of the Land Use Lawsuits under the heading  “Risk Factors” in Part I, Item 1A of this report.

From December 19 through December 23, 2005, the court tried these consolidated cases in a non-jury trial. At the conclusion of the evidentiary portion of the trial, the court deferred final argument until Friday, January 6, 2006. On that date, the court heard final arguments and rendered its decision. The court ruled in favor of all defendants and against all plaintiffs as to each count in both Land Use Lawsuits. On March 8, 2006, the court formally entered its final judgment on the record ruling in favor of the defendants on all counts and denying all claims asserted by the plaintiffs in both Land Use Lawsuits. On March 31, 2006, the plaintiffs in the consolidated cases filed a notice of appeal.

Property Tax Lawsuit

We filed lawsuits against the property appraiser of Pinellas County Florida, or Pinellas County, to challenge the 2004 and 2005 real estate assessment on the Resort property. Pinellas County filed a motion to dismiss, which was denied by the court. No trial date has been set. If Pinellas County were to prevail, management believes that there would be no material adverse effect upon our financial statements, as the entire Pinellas County assessment is fully accrued and accounted for at December 31, 2005.

Complaints by a Former Employee of Golf Host Securities, Inc., or GHSI

Occupational Safety and Health Administration, or OSHA, Complaints

In July 2005, GHSI, a subsidiary of our parent, received from OSHA notice that a former employee of GHSI had filed a complaint with OSHA alleging that GHSI had violated Title VIII of the Sarbanes-Oxley Act of 2002 and Section 806 of the Corporate and Criminal Fraud Accountability Act. OSHA requested that GHSI respond to the allegation that GHSI violated these laws. On November 3, 2005, our counsel in this matter received a letter from OSHA notifying us that this matter had been deferred to the settlement agreement, described below, and, as such, the matter had been administratively closed.

Equal Employment Opportunity Commission, or EEOC, Complaints

In July 2005, we received from the EEOC, a notice of a charge of discrimination by the same former employee of GHSI. The EEOC has requested that we provide a statement of our position on the issues covered by the former employee’s charge and copies of supporting documentation. The former employee of GHSI alleged in his charge of discrimination that the termination of his employment with GHSI was the result of unlawful discrimination by us in violation of the Age Discrimination in Employment Act and the Florida Civil Rights Act. On November 21, 2005, we received an acknowledgment of settlement from the EEOC notifying us that the EEOC will take no further action on this matter.

National Association of Securities Dealers, or NASD, Complaints

In July 2005, GHSI received notice that the same former employee of GHSI had filed a complaint with the NASD alleging violations of NASD rules and violations of federal and state securities statutes. This former employee included in his claim an allegation that our parent had ignored his complaints that our parent’s actions were violations of law, and he asked the NASD to revisit its approval of our parent’s ownership of GHSI.

Florida Department of Real Estate, or FDRE, Complaints

In July 2005, GHSI received notice that the same former employee of GHSI had filed a complaint with the FDRE for GHSI’s alleged failure to deliver commissions of approximately $13,000 which this former employee claimed GHSI owed to him. GHSI’s former employee also alleged that (i) our parent’s officers (who are also our officers) violated Florida Statute 475, as well as other federal and state statutes and the regulations of various regulatory agencies, and that (ii) our parent’s actions violated, among other federal and state laws, the whistleblower protections under state and federal law, and the Age Discrimination in Employment Act and Florida Civil Rights Act prohibiting age discrimination.

Settlement Agreement

On November 4, 2005, this former employee of GHSI entered into a settlement agreement with us, GTA, LP, GHSI, GTA G.P., Inc., GTA L.P., Inc., GTA-IB Golf Resort, LLC, GTA-IB Operations, LLC and GTA-IB Management, LLC relating to the employee’s claims with OSHA, the EEOC, the NASD and the FDRE. Pursuant to the settlement agreement, among other things, neither party admits any liability or wrongdoing, we paid the former employee $50,000, the former employee dismissed its claims and filed appropriate papers to withdraw or dismiss the referenced claims with prejudice and the former employee notified the agencies involved that all disputes between GHSI and the former employee have been resolved with prejudice.

Class Action Lawsuit

The Resort, which we now own, served as collateral for a $79 million original balance non-recourse loan that GTA, LP made in 1997 to GHR. GHR entered into an arrangement with many of the parties who own condominium units at the Resort providing for the condominiums owned by these persons to be placed in a pool and rented as hotel rooms to guests of the Resort. Certain of the condominium owners (as plaintiffs) initiated a legal action against GHR, and its corporate parent, Golf Hosts, Inc. (as defendants), regarding various aspects of this arrangement. We are not a party to this lawsuit, nor are GTA, GTA-IB Golf Resort, LLC, Golf Trust of America, L.P. or our respective affiliates.

On July 29, 2004, the court entered an order granting the defendant’s motion for summary judgment. The plaintiffs filed an appeal of this ruling on October 26, 2004. Briefing has been completed in the appeal from the court’s final judgment granting the motion for summary judgment. Argument before the appellate court was held September 21, 2005. By Order dated September 30, 2005, the Florida appellate court (Second District Court of Appeals) affirmed the lower court’s final judgment granting the defendant’s motion for summary judgment. The plaintiffs subsequently filed a motion with the appellate court for a rehearing of their appeal, or in the alternative, to certify a question to the Florida Supreme Court. The appellate court denied that motion by Order dated November 3, 2005. The time available for the Plaintiffs to appeal has now expired.

In connection with the execution of the Settlement Agreement between us and GHR (and certain other affiliated parties), GHR provided a limited indemnity to defend and hold harmless GTA (and its affiliates, including us) from and against any and all costs, liabilities, claims, losses, judgments, or damages arising out of or in connection with the class action lawsuit described above, as well as liabilities accruing on or before the closing data relating to employee benefits and liabilities for contracts or agreements not disclosed by GHR to GTA. In return, we delivered a duly executed release.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

We are a single member limited liability company and do not have any stock. Our membership interests are not publicly traded.

There are a total of 902 condominium units allowing Rental Pool participation by their owners, of which three are owned by our affiliate GTA-IB Condominium, LLC. Of the units not owned by GTA-IB Condominium, LLC, 878 were sold by GHR under Registration Statements filed by GHR that were declared effective by the Securities and Exchange Commission on or before March 1, 1983. The remaining 21 units were sold via private offerings exempt from registration with the Securities and Exchange Commission. As of December 31, 2005, approximately 850 different owners hold the condominium units not owned by us or by our affiliates.

Those condominium units sold by GHR, which allow Rental Pool participation, are deemed to be securities because of the Rental Pool feature. These units are referenced in this report as Rental Pool securities. While the Rental Pool securities are deemed securities pursuant to the Securities Act of 1933, as amended, there is no market for such securities other than the normal real estate market. As such, certain items referenced under the heading “Risk Factors” in Part I, Item 1A of this report may have a more significant effect due to this lack of liquidity and the fact that the lease agreements governing Rental Pool participation generally provide the participants in the Rental Pool with an annual right to terminate their participation in the pool.

Since the Rental Pool securities are real estate, no dividends have been paid or will be paid to their owners. However, the Rental Pool lease agreements provide that the Rental Pool participants are entitled to a contractual distribution paid quarterly in exchange for our right to use their condominium units in the Rental Pool.

Equity Compensation Plans

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities

Not applicable.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report. Historical results are not necessarily indicative of the results to be expected in the future.

			Predecessor Basis(1)
				Year ended December 31,
	Year ended December 31, 2005	Period 7/16/04 to 12/31/04	Period 1/1/04 to 7/15/04	2003	2002	2001
	(in thousands, except average daily Rental Pool distribution)
Revenue
Hotel	$13,335	$4,356	$6,672	$11,786	$12,156	$16,287
Food and beverage	11,557	4,445	5,824	12,102	11,336	12,966
Golf	13,352	4,248	7,334	11,269	11,852	13,637
Other	3,637	1,174	2,793	3,778	5,252	4,829
Total revenue	$41,881	$14,223	$22,623	$38,935	$40,596	$47,719
Net loss	$(4,050)	$(4,440)	$(6,345)	$(11,466)	$(9,178)	$(10,355)
Cash dividends per common share/LLC Interest(2)	—	—	—	—	—	—
Average daily Rental Pool distribution(3)	$23.28	$14.71	$20.62	$18.32	$20.21	$25.73
Total Rental Pool distribution, net(4)	$4,996	$1,473	$2,383	$3,932	$4,415	$6,127
Total assets	$54,095	$55,694	$96,025	$60,933	$62,516	$59,870
Long-term obligations
Notes payable	$39,240	$39,240	$78,975	$78,975	$79,004	$79,614
Capital leases	$625	$612	$761	$—	$—	$—
Other obligations	$13,478	$11,489	$21,932	$18,481	$17,069	$13,460

(1)           The predecessor basis financial statements for the period January 1, 2004 to July 15, 2004 and the years ended December 31, 2003, 2002 and 2001, represent the operating results of Golf Host Resorts, Inc. The predecessor’s financial statements for 2004 and 2003 are included in Item 15 herein. Those financial statements include assets and liabilities at carrying values that differ from ours; therefore, direct comparisons may not be made between periods.

(2)           We have not made any distributions to our sole member and do not intend to make any distributions to our sole member in the near term.

(3)           The average daily Rental Pool distribution is calculated by dividing the Rental Pool distribution by the total available room nights.

(4)           The total Rental Pool distribution is reflected net of allowable deductions for Lessee Advisory Committee expenses pursuant to the Master Lease Agreement.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

We were formed on December 30, 2002. We are a wholly owned subsidiary of GTA-Golf Resort, LLC. GTA-Golf Resort, LLC is a wholly owned subsidiary of GTA, LP, the operating partnership of GTA. GHR, an entity affiliated with Starwood Capital Group LLC, is the former owner of the Resort and the former borrower under a $79 million participating mortgage loan funded by GTA, LP in June 1997. This participating mortgage loan was secured by the Resort, cash, certain shares of GTA’s common stock held by GHR and excess land at the Resort. The Resort is a 72-hole destination golf and conference facility, with a private club component, located near Tampa, Florida.

GHR became delinquent in its interest payments on the loan from GTA, LP in November 2001. On March 8, 2002, GTA, LP delivered a legal notice to GHR accelerating the entire amount of GHR’s indebtedness to GTA, LP as a result of GHR’s continuing default under the participating mortgage loan. GTA, LP also notified Westin, the manager of the Resort, that it deemed Westin to be in breach under its subordination agreement with GTA, LP as a result of Westin’s failure to remit payment of funds to GTA, LP on behalf of GHR. The participating mortgage loan was a non-recourse loan. Accordingly, following an event of default thereunder, GTA, LP and GTA could not bring a legal action directly against GHR to compel payment. Rather, GTA, LP’s only recourse was to proceed against the guarantors and/or to foreclose upon GHR and the Resort’s assets, three condominiums then owned by GHR, certain shares of GTA’s common stock held by GHR and any other property of GHR that had been pledged as collateral to secure GTA, LP’s loan.

We and GTA, LP entered into the Settlement Agreement dated July 15, 2004 with GHR, Golf Hosts, Inc., Golf Host Management, Inc. and Golf Host Condominium, Inc. The Settlement Agreement settled a number of issues between the parties, including GHR’s default under the $79 million loan made by GTA, LP to GHR in June 1997. As part of the Settlement Agreement, we took ownership of the Resort effective July 16, 2004. Also in connection with the Settlement Agreement, we entered into a management agreement with Westin providing for Westin’s management of the Resort, and Westin and Troon entered into a facility management agreement providing for Troon’s management of the golf facilities at the Resort.

GTA, LP had previously entered into an agreement with GHR and the prospective purchaser of a parcel of undeveloped land within the Resort known as Parcel F. This agreement, known as the Parcel F Development Agreement, was executed on March 29, 2004 and held in escrow pending execution of the Settlement Agreement and consummation of related transactions. The Parcel F Development Agreement, which we and our affiliates entered into as a means to avoid interference with the operations of the Resort, sets forth the terms and conditions under which Parcel F may be developed, including restrictions on the owner of Parcel F in favor of us as owner of the Resort.

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

The settlement was accounted for using methods consistent with purchase accounting in accordance with Statement of Financial Accounting Standards, or SFAS, No. 141 “Business Combinations.”  The settlement amount was allocated to the net assets acquired, including the liabilities assumed as of July 15, 2004, based upon their estimated fair values as of that date. The settlement amount was allocated in the table below (in thousands):

Current assets	$4,621
Property & Equipment	28,850
Intangible Assets	20,170
Other Assets	2,454
Total assets	$56,095
Current liabilities	$6,219
Long term liabilities	10,636
Loan payable to GTA, LP	39,240
Total liabilities	$56,095

In reviewing for impairment of our long lived assets, we review the financial performance of the Resort in the aggregate for material variances from our expectations of the Resort’s revenues. The Resort’s performance has continued to improve since we took title to it on July 15, 2004 and, based upon bookings, this trend indicates this performance recovery it will continue through 2006. Therefore, there were no significant impairment losses related to long-lived assets for year ended December 31, 2005. In particular, our primary long-lived asset is Parcel F. Due to the fact that the assumptions that we applied to derive the $2,200,000 value of Parcel F and our other intangible assets have not materially changed, there is no significant impairment loss reported for the year ended December 31, 2005.

Intangible assets

We evaluate intangible assets for impairment annually or if a significant event occurs or circumstances change. Factors we consider important, and which could indicate impairment, include the following: (i) significant underperformance relative to historical or projected future operating results; (ii) significant changes in the manner of our use of the acquired assets or the strategy for our overall business; and (iii) significant negative industry or economic trends.

We place our intangible assets in the following categories: (i) the water contract; (ii) club memberships; (iii) the trademark and the trade name; (iv) the Rental Pool; and (v) guest bookings. The valuation of the water contract is based on the projected annual savings associated with having this contract. The water contract has an indefinite life. The value of the club membership is derived from our membership base. There have been no material changes in the number of members of our club. The valuation of the trademark and trade name is derived from the residual revenue stream from the Resort revenues that is attributed to the Innisbrook trade name. We attribute an indefinite life to the trademark and trade name. The valuation of the Rental Pool is based on estimates of revenue derived by us from our Rental Pool operations. The Rental Pool’s valuation is dependent on maintaining a specific number of units in the Rental Pool to accommodate the Resort operations. There has been no material change in the number of participating condominium units in the Rental Pool during the period.

During the fourth quarter of 2005, we completed our annual intangible asset impairment assessment, and based on the results, we determined that no impairment of intangible assets existed at December 31, 2005, and there have been no indicators of impairment since that date. A subsequent determination that the intangible assets are impaired, however, could have a significant adverse impact on our results of operations or financial condition.

Results of Operations

We took title to the Resort at 12:00 a.m. on July 16, 2004. As a result, the financial results of GHR, the predecessor owner, are included below for the periods prior to July 16, 2004. The predecessor owner’s results are included only for comparative purposes. While the operations of the Resort have remained substantially unchanged with respect to the manner of recording revenues and expenses, the financial statements of the predecessor owner include assets and liabilities at carrying values that differ from the carrying values presented in our financial statements. As a result, there can be no assurances that the comparative information provided below is not impacted to some degree by the change in the carrying values of the assets and liabilities between the predecessor owner’s financial statements and our financial statements.

Utilization of the Resort facilities during the past three years by facility type is illustrated in the table below:

	2005	2004	2003
Available room nights	214,580	215,716	214,557
Actual room nights
Group	59,138	51,606	65,167
Transient	39,281	32,858	21,997
Total room nights	98,419	84,464	87,164
Average room rate	$135.49	$130.55	$135.21
Food and beverage covers	406,175	379,059	437,174
Average food check	$19.40	$18.47	$19.18
Golf Rounds
Resort guests	79,312	70,672	68,043
Member/guests	39,694	37,577	34,172
Total golf rounds	119,006	108,249	102,215
Total golf revenue per golf round	$112.20	$106.99	$110.25
Golf course maintenance cost per golf round	$32.53	$34.81	$35.00

The 2004 and 2003 Combined Statements of Loss are used as a reference for the comparative analysis of changes in operating results in the table below (in thousands):

	Year Ended December 31, 2005	Year Ended December 31, 2004	Period 07/16/04 to 12/31/04	Period 01/01/04 to 07/15/04 (Predecessor Basis)	Year Ended December 31, 2003 (Predecessor Basis)
Revenues
Hotel	$13,335	$11,028	$4,356	$6,672	$11,786
Food and beverage	11,557	10,269	4,445	5,824	12,102
Golf	13,352	11,582	4,248	7,334	11,269
Other	3,637	3,967	1,174	2,793	3,778
Total revenues	41,881	36,846	14,223	22,623	38,935
Expenses
Hotel	11,411	9,749	4,138	5,611	10,169
Food and beverage	8,140	7,886	3,238	4,648	8,037
Golf	7,620	7,423	3,173	4,250	7,157
Other	9,902	9,003	4,100	4,903	8,285
General and administrative expenses	4,744	4,899	2,096	2,803	4,639
Depreciation and amortization	2,479	2,875	1,249	1,626	2,998
Total expenses	44,296	41,835	17,994	23,841	41,285
Operating loss	(2,415)	(4,989)	(3,771)	(1,218)	(2,350)
Interest expense, net	(1,635)	(5,796)	(669)	(5,127)	(9,116)
Net loss	$(4,050)	$(10,785)	$(4,440)	$(6,345)	$(11,466)

2005 Compared to 2004

During the year ended December 31, 2005, total room nights at the Resort increased to 98,419 from 84,464 in the same period of 2004. Total room nights are comprised of transient room nights and group room nights. During the year ended December 31, 2005, the Resort saw stronger transient business which exceeded historical averages. For the year ended December 31, 2005, total transient room nights were 39,281, an increase of 6,423 room nights, or 19.5%, from the same period in 2004. In addition, during 2005 the Resort also began to see a recovery in golf package business and corporate group booking patterns as against booking patterns for 2004. Total golf packages sold increased by 1,493 packages, or 35.8%, from 2004 to 2005. Group room nights for the year ended December 31, 2005 increased by 7,532, or 14.6%, as compared to the prior year. We hope that the recovery in golf package business and corporate group booking patterns which resulted in the increase in room nights in 2005 will continue into 2006. The last minute cancellations of two large corporate events in the first half of 2004, within the peak season, and the loss of approximately 3,148 golf rounds as a result of the unusual weather conditions in the state of Florida in August and September of 2004, caused the Resort to lose an aggregate of approximately $850,000 in revenue, net of cancellation fees, during that year. Cancellation fees of approximately $651,000 relating both to these two large events and to a number of smaller events have been included in total revenues during the year ended December 31, 2004. During 2005, due to improved weather conditions, the Resort did not experience as many cancellations as in 2004. As a result, cancellation fees we received in 2004 were $512,000 less than in 2004. Although the Resort experienced less cancellations, our management believes that the Resort’s bookings in 2005 were adversely effected as a result of the 2004 hurricane season.

Beginning in 2003, the Rental Pool participation, as represented by available room nights in the chart above, has stabilized and the Resort appears to be positioned to provide a minimum of 600 rental units through the year 2009, or approximately 216,000 available room nights in each of the upcoming years through 2009. Our management believes that the 2009 time frame noted is relevant because this is the time frame in which the condominium owners have a contractual right to recover 50% of the refurbishment costs of their individual condominium units pursuant to the New Master Lease Agreement. Subsequent to 2009, the condominium owners may be less likely to remain in the Rental Pool because the final refurbishment reimbursement payments will have been made. During the period from 1998 through 2002, available room nights decreased from a high of approximately 309,000 in 1998 to a low of approximately 211,000 in 2002. These reductions in available room nights created negative pressure on the ability of the Resort to book historically larger groups. As a consequence of this pressure, Westin’s sales and marketing efforts were and continue to be targeted at smaller groups that can be accommodated, in light of the relatively limited available room nights.

Participation in the Rental Pool during the years ended December 31, 2005 and 2004 resulted in available room nights of approximately 215,000 and 216,000, respectively. Actual utilization or sales of room nights increased by 13,955, or 16.5%, for the year ended December 31, 2005 as compared to the previous year. We, along with Westin, believe that this increase is related to the increased confidence from corporate meeting planners in our property resulting from the resolution of the mortgage default via the Settlement Agreement coupled with general improvements in the hospitality and destination resort business. With the stigma of the mortgage default removed, we reviewed and amended the Resort’s marketing plan with Westin and, as a result, revised that plan to focus more on selling memberships and more effectively marketing the golf package business than on volume selling of corporate hotel rooms. These changes were implemented primarily to establish a stable source of membership dues, and to improve the capture of the most profitable business available to the Resort. Because these changes in the marketing program appear to be producing positive results, we expect that both our management and Westin will continue to utilize the programs. The most profitable departments of the Resort, in order of highest to lowest, are (i) the golf department, (ii) food and beverage and (iii) rooms, net of rent attributable to Rental Pool participants (calculated by subtracting Hotel operating expenses of $11,411 from gross Hotel revenue of $13,335). Operating profit for the golf department was 42.9% and 35.9%, respectively, for 2005 and 2004. Because the maintenance costs of our four golf courses are primarily fixed, the majority of each incremental revenue dollar in this department flows directly to the Resort’s gross operating profit. Food and beverage, or F&B, profit was approximately 29.6% and 23.2%, respectively for 2005 and 2004, respectively. The year over year increase in F&B revenue was primarily due to the increase in group banquet revenue resulting from an increase in corporate group bookings. Corporate groups typically have the highest F&B contribution. Operating profit for the rooms department after payments pursuant to the Rental Pool sharing arrangement with the condominium owners for 2005 and 2004 was 14.4% and 11.6% for the years ended December 31, 2005 and 2004, respectively.

The Resort utilizes the Smith Travel Research to compare itself to our competitive set. Our competitive set is listed under the heading “Business” in this report. During the year ended December 31, 2005, as in prior years, the Resort lagged behind its competitors in both occupancy percentages and average room rates. While our competitors’ occupancy levels increased slightly for the year ended December 31, 2005, from 58.9% to 60.9%, the Resort’s occupancy percentage increased by 6.7%, to 45.9% during the same period. Further, the average room rate at the Resort increased from $130.55 to $135.49, or 3.8%, on a year-to-year comparative basis. The average nightly room rate of our competitive set for the year ended December 31, 2005 increased by $9.59, or 6.7%, to $153.08. The Resort’s net increase in overall room nights was due both to an increase in group business, which includes conferences, and transient business. The increase in the average room rate was primarily attributable to room rate increases for transient business, but the increase can also be attributed in part to certain rate increases implemented throughout the other business sectors.

Generating business during the period from July through September has historically been the most challenging aspect of operating the Resort. Historically high temperatures and humid weather during this period, coupled with the risk of tropical storms and hurricanes, limit our ability to attract guests. While the Resort did not experience any significant or direct exposure to tropical storms or hurricanes during 2005, we believe the 2004 hurricane season negatively impacted the booking of room nights in 2005. For example, our management believes that the 30% decline in actualized room nights in October 2005, as compared to actualized room nights in October 2004, resulted from customer concerns that meeting and vacation plans would be disrupted in the event that tropical storms like those experienced by the Resort in 2004 occurred again in 2005. When storms directly impact the Resort loss of conference room nights and transient business is generally replaced as guests seeking shelter from the storm fill rooms that otherwise would be vacant due to those cancellations. We offer a discounted room night to coastal residents who are required to evacuate their homes. To date, these discounted rates have not had a material impact upon the average room rate of the Resort in any given year. Total group room nights increased in 2005 by 7,532, from 51,606 room nights in 2004 to a total of 59,138 room nights in 2005. The average room rate for group business of the Resort increased $5.34, or 4.2%, from $128.46 for the year ended December 31, 2004 to $133.80 for the year ended December 31, 2005. We believe that this increase resulted from increased meeting planner confidence and marketability of the Resort. To complement this increase, the transient room nights increased by 19.5%, from 32,858 in 2004 to 39,281 in 2005. We believe that this increase resulted from increased marketing to this segment, the focus on golf package business and the replacement of group room nights with transient room nights. The average room rate within the transient sector, however, increased by $9.10, to $135.82 per room night, for the year ended December 31, 2005. As described above, the room rate was impacted by the weather and competitive pressure, as the travel and leisure sector of the economy was rebounding and hotels were competing to recover losses experienced during the economic downturn experienced from 2001 through 2003. During the fourth quarter of 2003, the Resort entered into an agreement with an outside provider to develop a new web site, which we believe also contributed to the 2004 and 2005 growth in the transient business. The growth in this segment, coupled with growth in the group sector, appears to be continuing in 2006 based upon recent sales contracts that have been executed for bookings in future periods.

While room nights increased, overall density, or the number of average guests per room night, also increased from 1.6 to 1.7 for the years ended December 31, 2004 and 2005, respectively. In addition, total F&B covers (number of individual meals served) increased by 7.2%, from 379,059 to 406,175, on a comparative basis due to the change in the mix of business from group to transient coupled with increased overall density. In general, groups are more likely to purchase the banquet services rather than dining nightly in one of the Resort’s restaurants. As a consequence of the approximately 14.6% increase in group room nights from 2004 to 2005, group banquet business also increased. Banquet covers sold were 165,189 and 158,353 for the two years ended December 31, 2005 and 2004, respectively. Overall F&B revenue was up approximately $1,288,000, or 12.5%, during 2005 as compared to 2004. The F&B departmental profit increased by approximately $1,034,000, or 43.4%, due to the increased revenue of the department and higher volume of covers sold. The preparation and cost of sales for banquet meals costs is less than the cost to produce meals in the Resort’s restaurants.

The golf department continues to be the most profitable department of the Resort. For the year ended December 31, 2005, total golf revenue increased by approximately $1,770,000 as golf rounds increased by 10,757. The operating profit of the golf department increased by approximately $1,573,000 in 2005 as compared to 2004. During the budget process for 2006, management again reviewed the maintenance plan to determine where additional synergies might be realized between the golf courses and where cost savings could be realized without compromising the quality and condition of any of the golf courses. The Resort does not expect to materially increase the course fixed maintenance expenses during 2006. As a result, these costs are expected to remain at the approximate $32.53 per round noted in the chart above, absent further increases in fuel and fertilizer costs. Accordingly, our management believes that the majority of any increases in revenue in this sector should positively impact net income during 2006.

Administrative and general expenses decreased from approximately $4,899,000 to approximately $4,744,000 for the years ended December 31, 2004 and 2005, respectively. This decrease of $155,000, or 3.3%, in administrative and general expenses is primarily due to a decrease of approximately $65,000 in the provision for bad debt expense, a decrease in the operating costs of GTA’s on-site office of approximately $235,000, a decrease in Resort legal fees of approximately $56,000 and an approximately $100,000 decrease resulting from less material fluctuations in a number of accounts. These decreasing expenses were offset by an increase in management fees of approximately $301,000 resulting from an increase in aggregate revenues coupled with the change in the management fee calculation to include golf revenues pursuant to our management agreement with Westin. The decrease in the operating costs of GTA’s on-site office resulted from reduced payroll costs of approximately $22,000, an approximately $180,000 reduction in legal fees related to the property tax lawsuit and a reduction of other GTA on-site expenses of $33,000.

Other expenses increased from approximately $9,003,000 to approximately $9,902,000 for the years ended December 31, 2004 and 2005, respectively. The other expense category includes, among other departments, sales and marketing, repairs and maintenance, energy, service express (the Resort’s one stop customer service center), and telecommunications. The increase of $899,000, or 10.0%, is primarily due to the following changes: (i) sales and marketing expenses increased by approximately $94,000, to $2,889,000, as a result of additional golf and membership marketing efforts; (ii) real property taxes increased by approximately $69,000; (iii) general insurance premiums increased by approximately $104,000; (iv) rising energy costs caused utility expense to increase by approximately $255,000, from $1,254,000 to $1,509,000; and (v) management incentives increased by approximately $311,000 due to the improved performance of the Resort. The remaining net increase of approximately $66,000 represents less material fluctuations in a number of accounts.

The Rental Pool distribution (or that portion of room revenue attributable to the condominium owners) increased as a direct result of the room revenue increases noted above. The distribution for the year ended December 31, 2005 increased by approximately $911,000 from the preceding year. The Rental Pool distributions were approximately $4,966,000 and $4,055,000 for the years ended December 31, 2005 and 2004, respectively.

Interest, net decreased by approximately $4,161,000 year over year primarily due to the discontinuation of the interest accrual on the Resort’s participating mortgage effective with the closing of the negotiated settlement. The mortgage note between us and GTA, LP is non-interest bearing. This mortgage interest savings resulted in a decrease of approximately $4,941,000 offset by the rental pool refurbishment liability accretion and interest expense which increased approximately $758,000 coupled with an increase in interest expense on capital leases of approximately $14,000 and an $8,000 decrease in interest income primarily due to reduced interest earned on our deposit with the electric company, which was formerly covered by a bond. Beginning in 2004, the electric company required that the Resort maintain a minimum deposit with the electric company.

We expect to see an aggregate improvement in the total room nights, F&B covers, and total golf rounds and revenue for the Resort during 2006 as compared to 2005. For the first three months of 2006, actual room nights were down from prior year by 5.1% while room revenues were up by 10.7% due to the strength of the room rate year over year. Actual food and beverage covers and revenues exceeded the prior year amounts as of March 31, 2006 by 11.0% and 15.5%, respectively. Total golf revenue has exceeded the prior years revenue by $423,000, or 9.1%, even though the actual number of rounds played were 1.8% less. Our management believes that the transient and golf package room and the Resort golf shortfalls compared to prior year were a result of reduced sales of transient and golf package business as a consequence of unusually warmer winter weather in the northern states coupled with rainy weather experienced during the first week of February in central Florida. These revenue drivers are illustrated in the unaudited table below. There can be no assurances, however, that future results will continue to support this indication of a rebound. Any external impacts such as an economic slowdown or recession, terrorism, unusual storm activity in Florida or the eastern United States or other unforseen factors could have a material adverse effect on our results during 2006, causing annual results to differ sharply from our results from January 1, 2006 through March 31, 2006.

	Actual 1/1/06 to 3/31/06	Actual 1/1/05 to 3/31/05
	(unaudited)	(unaudited)
Room Nights
Group	23,093	21,129
Transient & Golf Package	8,683	12,368
Total Room Nights	31,776	33,497

Food & Beverage Covers	158,709	143,017

Golf Rounds
Resort Guests	23,421	25,373
Members/guests	12,858	11,582
Total Golf Rounds	36,279	36,955

The condensed combined financial information (in thousands) in the table below has not been derived from statements audited by an independent registered accounting firm, however, it includes adjustments (consisting of normal recurring adjustments) which are, in the judgment of our management, necessary for a fair presentation of such information for the interim periods presented. However, these results are not necessarily indicative of results for any other interim period or for the full year. In particular, it is important to note that our business is seasonal.

	Actual 1/1/06 to 3/31/06	Actual 1/1/05 to 3/31/05
	(unaudited)	(unaudited)
Revenues
Room	$5,845	$5,281
Food & Beverage	5,415	4,689
Golf	5,089	4,666
Other	812	1,149
	$17,161	$15,785

2004 Compared to 2003

During the year ended December 31, 2004, total room nights at the Resort decreased to 84,464 from 87,164 in the same period of 2003. During the year ended December 31, 2004, the Resort saw the beginning of stronger transient business bookings and also a recovery in golf package business and corporate group bookings during the second half of the year even though overall room nights in 2004 were less than overall room nights in 2003. On a comparative basis, transient room nights of   32,858 for the year ended December 31, 2004 exceeded the 2003 transient room nights by 10,861, or 49.4%. The 4,176 golf packages sold in 2004 exceeded the number of golf packages sold in 2003 by 173, or 4.3%. We believe that these stronger bookings occurred as a result of the implementation of the golf marketing fund in July of 2004. Group room nights for 2004 were 13,561, or 20.8%, less than in 2003. Last minute cancellations of two large corporate events in the first half of 2004 and the loss of approximately 3,148 golf rounds as a result of the unusual weather conditions in the state of Florida in August and September of that year caused the Resort to lose an aggregate of approximately $850,000 in revenue, net of cancellation fees, during 2004. Similar weather conditions were not experienced in 2003, so similar cancellations were avoided. Cancellation fees of approximately $651,000 have been included in total revenues during the year ended December 31, 2004.

Total participation in the Rental Pool during the years ended December 31, 2004 and 2003 resulted in available room nights of approximately 216,000 and 215,000, respectively. During the year ended December 31, 2004, actual utilization (or sales of room nights) decreased by 2,700, or 3.1%, as compared to the previous year. In 2004, Westin and our management reviewed and instituted changes in the marketing plan of the Resort to insure that the most profitable aspects of the business were being utilized. The most profitable departments of the Resort, in order of highest to lowest, are (i) the golf department, (ii) food and beverage and (iii) rooms, net of rent attributable to Rental Pool participants. Operating profit for the golf department was 35.9%

and 36.5%, respectively, for 2004 and 2003. Because the maintenance costs of our four golf courses are primarily fixed, the majority of each incremental revenue dollar in this department flows directly to the Resort’s gross operating profit. F&B revenue contributes the second highest departmental profit percentage at approximately 23.2% and 33.6%, respectively, for 2004 and 2003. The year over year decrease in F&B revenue was due to the decline in group banquet revenue resulting from a decrease in corporate group bookings. Operating profit for the rooms department after payments pursuant to the Rental Pool sharing arrangement with the condominium owners for 2004 and 2003 was 11.6% and 13.7% for the years ended December 31, 2004 and 2003, respectively. During the year ended December 31, 2003, the Resort lagged behind our competitive set in both occupancy percentages and average room rates. While the occupancy levels of our competitive set increased slightly for the year ended December 31, 2004, from 54.1% to 58.9%, the Resort’s occupancy percentage declined by 1.4%, to 39.2%, for the year ended December 31, 2004. While average room rate at the Resort decreased from $135.21 to $130.55, or 3.4%, on a year-to-year comparative basis, the average room rate for our competitive set for the year ended December 31, 2004 was $143.49, or an increase of $0.34 per room night.

The tropical storms experiences by Florida in August and September of 2004 did not have a significant negative impact on the number of room nights because the Resort’s conference center is a designated county shelter during times of severe weather. As a result of this designation, room nights that would have been lost due to group cancellations during this period were not lost as transient guests seeking safer accommodations occupied rooms that would have otherwise been unoccupied due to cancellations. A special room rate was offered during this period to transient guests and group guests, such as employees of Florida Power and Light, who were providing a service to the storm victims in that area. These special rates contributed to the decline in the average group room rate. Total group room nights decreased by 13,561 from 65,167 room nights in 2003 to a total of 51,606 room nights in 2004. The average group room rate of the Resort decreased by $5.22, or 3.9%, from $133.68 for the year ended December 31, 2003 to $128.46 for the year ended December 31, 2004. We believe that this decrease in the average group room rate is attributable to decreased meeting planner confidence resulting from our dispute with GHR and Westin over mortgage payments and increased competition experienced by the Resort. This decrease in average room rates was offset by the 49.4% increase in the transient room nights. We believe that the increase in transient room nights was due to increased marketing to this segment, the focus on golf package business and the replacement of lost group room nights with transient room nights during August and September of 2004. The average room rate within the transient sector, however, decreased by $7.89, to $126.72 per room night, for the year ended December 31, 2004.

Although room nights decreased, the average number of guests per room night remained flat at 1.6 for the years ended December 31, 2004 and 2003. Total F&B covers (number of individual meals served) decreased from 437,174 to 379,059, or 13.3%, on a comparative basis due to the change in the mix of business from corporate to transient. As a consequence of an approximately 21% reduction in group room nights from 2003 to 2004, group banquet business was also reduced. Banquet covers sold were 158,353 and 247,789 for the two years ended December 31, 2004 and 2003, respectively. Overall F&B revenue was down approximately $1,833,000, or 15.1%, during 2004 as compared to the 2003. The departmental profit decreased by approximately $1,682,000, or 41.4%, as a result of reduced revenue and slightly higher food costs in 2004. The slightly higher food costs are a result of reduced banquet covers consumed.

The golf department continues to be the most profitable department of the Resort. For the year ended December 31, 2004, total golf revenue increased by approximately $313,000 on an increase of 6,034 golf rounds. Due to new equipment leases entered in to in 2004 which increased fixed expenses, the operating profit of the golf department only increased by $47,000.

Administrative and general expenses increased from approximately $4,639,000 to approximately $4,899,000 for the years ended December 31, 2003 and 2004, respectively. This increase of $260,000, or 5.6%, is primarily due to bad debt reversals in 2003 resulting from collections on accounts previously written off. In addition, the management fees increased by approximately $23,000 as a result of the change in the calculation to include golf revenues pursuant to our new management agreement with Westin. The remaining net decrease of approximately $12,000 represents less material fluctuations in a number of accounts.

Other expenses increased from approximately $8,285,000 to approximately $9,003,000 for the years ended December 31, 2003 and 2004, respectively. The other expense category includes, among others, the departments of sales and marketing, repairs and maintenance, energy, service express (the Resort’s one stop customer service center), and telecommunications. The increase of $718,000, or 8.7%, is primarily due to the following changes: (i) sales and marketing expenses increased approximately $34,000 reflecting additional golf and membership marketing efforts, (ii) Resort facilities repairs and maintenance expenses decreased approximately $37,000 as a result of new equipment leases in 2004, (iii) energy expense increased approximately $166,000 due to a rate increase, (iv) a property tax accrual reduction of approximately $193,000 which was the result of an accrual reduction in late 2003 to reflect the positive outcome of the property tax appeal for the years 1998 through 2003, (v) an increase of approximately $66,000 in the operating costs of the Tennis department primarily as a result of added contract staff (vi) increases in insurance costs of approximately $78,000 and (vii) an increase in the cost of laundry and valet services of approximately $88,000. The remaining net increase of approximately $130,000 represents less material fluctuations in a number of accounts.

The Rental Pool distribution (or that portion of room revenue attributable to the condominium owners) decreased as a direct result of the reduced room revenues noted above. The distribution to the Rental Pool participants during the year ended December 31, 2004 decreased by approximately $303,000 from the preceding year. The Rental Pool distributions were approximately $4,055,000 and $4,358,000 for the years ended December 31, 2004 and 2003, respectively.

Interest, net decreased by approximately $3,320,000 year over year primarily due to the discontinuation of the interest accrual on the Resort’s participating mortgage effective with the closing of the negotiated settlement. The mortgage note between GTA, LP and us is non-interest bearing. This mortgage interest savings resulted in a decrease of approximately $4,181,000 offset by the rental pool refurbishment liability accretion and interest expense which increased approximately $798,000 coupled with an increase in interest expense on new capital leases of approximately $53,000 and a $10,000 decrease in interest income primarily due to reduced interest earned on our deposit with the electric company, which was formerly covered by a bond. Beginning in 2004, the electric company required that the Resort maintain a minimum deposit with the electric company.

Legal Entity Structure

The financial statements and footnotes reflect the combined financial results of us, GTA-IB Condominium, LLC and GTA-IB Management, LLC. These legal entities are all wholly owned subsidiaries of GTA-IB Golf Resort, LLC. GTA-IB Golf Resort, LLC is a wholly owned subsidiary of GTA, LP. GTA owns approximately 99% of GTA, LP through its wholly owned corporate subsidiaries, GTA GP, Inc. and GTA LP, Inc. GTA-IB Condominium, LLC holds the title to three condominium units that participate in the Rental Pool of GTA-IB, LLC. GTA-IB Management, LLC is the entity that employs substantially all of the employees at the Resort. There are no other operations of GTA-IB Condominium, LLC and GTA-IB Management, LLC. We hold title to the Resort and are the entity in which all of the Resort’s operations are recorded for accounting purposes. All inter-company transactions and account balances have been eliminated in combination.

Income Tax Status

We are a single-member limited liability company, wholly owned by GTA-IB Golf Resort, LLC. GTA-IB Golf Resort, LLC is a wholly owned subsidiary of GTA, LP, the operating partnership of GTA. GTA owns 99.6% of GTA, LP through its wholly owned subsidiaries, GTA GP, Inc. and GTA LP, Inc. The limited liability companies in the chart above are all single-member limited liability companies. GTA-IB Condominium, LLC and GTA-IB Management, LLC are also wholly owned by GTA-IB Golf Resort, LLC.

We have not elected to be taxed as a corporation. As a result, our owner is responsible for income taxes on our operating income. Therefore, no provision or liability for federal or state income taxes has been included in our financial statements presented in this report.

Our predecessor elected to be taxed as a Qualified Subchapter S Subsidiary. As a result of this election, no provision for income taxes was included in our predecessor’s financial statements for any federal, state or local taxes since any income (or loss) was passed through to our predecessor’s shareholder.

Liquidity and Capital Resources

The accompanying financial statements have been prepared based on the assumption that we will continue as a going concern. As of December 31, 2005, we have working capital deficit of approximately $2,751,000. We reported a net loss of approximately $4,050,000 during the year ended December 31, 2005. These conditions raise substantial doubt about our ability to continue as a going concern. We continue to experience seasonal fluctuations in our net working capital position. Seasonality impacts our liquidity. Typically we have more available cash during the winter months, specifically in the first quarter, while we have very limited cash in the late summer months. In July 2004, after we took possession of the Resort’s operational assets, GTA, LP loaned us $2,000,000 to support the working capital requirements of the Resort. During 2005, GTA, LP loaned us an additional $1,050,000. The proceeds of these loans have been fully expended by the Resort manager, Westin, to support the Resort’s operational expenses. Generally, the only source of cash for us and for the Resort is any profit earned from the Resort’s operations. Even though we generated positive cash flow from our operations during 2005, we needed to borrow funds from GTA, LP to support our operations. While the financial performance of the Resort continues to show signs of recovery to date in 2006, it does not appear from the projections provided by the Westin that the operational cash flow capacity of the Resort will permit the Resort to reestablish its self-sufficiency in the near term. While current Resort cash flow projections for 2006 indicate we may be in a breakeven cash situation by year-end, a shortfall is anticipated in November 2006 due to certain obligations that we must fund in that month, including obligations of approximately $846,000 for the quarterly rental pool distribution and $330,000 for the rental pool refurbishment payment. Therefore, a cash infusion of at least $400,000 may be necessary in November 2006 to fund the short-fall in that month. If we are unable to either continue to improve our operating cash flows or otherwise recapitalize, then we may be unable to continue as a going concern.

The predecessor owner had a revolving credit line secured by the Resort’s accounts receivable; however, this credit line was terminated when the predecessor defaulted on the mortgage with GTA, LP. Given we do not have access to a similar line of credit to fund the Resort’s operations, it may become necessary to seek further cash infusion from GTA, LP, to negotiate an accounts receivable revolving credit line or to seek some other form of recapitalization to insure our ongoing viability. However, there can be no assurances that GTA, LP would be able provide any cash infusion to the Resort, that we can successfully recapitalize the Resort or that we can successfully negotiate a credit line agreement to address our cash needs.

On April 29, 2005, Westin’s parent, Starwood Hotels & Resorts Worldwide, Inc., or Starwood, entered into an Assurance of Voluntary Compliance with the State of Florida Office of the Attorney General, or the Assurance. The agreement provides, among other things, that for a period of two years Starwood will not charge certain automatic fees to guests at certain hotels that are owned or managed by Starwood, including the Resort, and that the State of Florida Office of the Attorney General will release Starwood hotel owners and franchisees from certain claims and liability relating to these automatic fees. Although the Company is not a party to the Assurance, its results of operations were affected as a result of the reduction or elimination of these automatic fees charged at the Resort. We mitigated the affect of the loss of these automatic fees by increasing the average room rate, implementing certain golf service fees and renegotiating certain revenue sharing items with the participants in the Rental Pool.

On August 9, 2005, in a matter related to the Assurance, the Company executed a settlement election form which formalized our agreement to participate in Starwood’s negotiated Automatic Hotel Charges Settlement. The Automatic Hotel Charges Settlement settles certain class action lawsuits filed by private plaintiffs against Starwood alleging that Starwood charged certain automatic fees to its guests, including guests at the Resort. Based upon information known to management at this time, the Resort’s participation in the Automatic Hotel Charges Settlement has not had a material adverse impact on our financial results, largely due to our ability to mitigate the loss of these automatic fees through increasing the average room rate, implementing certain golf service fees and renegotiating certain revenue sharing items with the participants in the Rental Pool.

Environmental Matters

The Florida Department of Environmental Protection, or the DEP, conducted a site inspection at the Resort on June 24, 2003. The Resort was found to have improperly disposed of waste paint and solvents and failed to properly store waste lamps and used oil and oil filters in properly labeled containers. The predecessor owner entered into a Consent Order wherein the DEP agreed to a reduced civil penalty to $22,000, and allowed the predecessor owner to offset 80% of this reduced civil penalty with credits obtained through the implementation of a pollution control project and a process of ongoing self-monitoring and reporting of environmental conditions to the DEP. The DEP determined that an above ground self-contained storage tank system at the Resort qualifies for this credit. The Resort installed the system and, on an ongoing basis, continues to monitor the environmental conditions at the Resort and to report these conditions to the DEP. As part of the ongoing self-monitoring and reporting process, the Resort engaged a third party, URS Corporation, to develop a Site Assessment Report and monitor the environmental conditions noted in the DEP Consent Order. This report indicates that further remediation may be necessary and URS Corporation has estimated the remediation costs, if required by the DEP, to be approximately $35,000 to $40,000.

Off Balance Sheet Arrangements

As of December 31, 2005, we have no unconsolidated subsidiaries.

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

Contractual Obligations and Contingent Liabilities

We had the following contractual obligations as of December 31, 2005:

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 Years
Master lease agreement with the condominium owners participating in the Rental Pool(1)	$7,152	$1,364	$5,788	$—	$—
Management agreements(2)	20,685	1,900	5,585	3,300	9,900
Troon supplemental fee(2)	800	—	—	—	800
Mortgage Note payable to Golf Trust of America, L.P.(3)	39,240	—	—	—	39,240
Operating and capital leases(4)	1,852	693	1,159	—	—
Service agreements and other(4)	1,851	1,259	542	50	—
Working capital advances from Golf Trust of America, L.P., net(5)	2,976	—	2,976	—	—
Total of the Resort’s obligations	$74,556	$5,216	$16,050	$3,350	$49,940

Interest is reflected, as applicable, in the commitments and obligations listed above. There are no open purchase orders which individually exceed $25.

(1)           The Master Lease Agreement between us and the Rental Pool participants, or NMLA, as amended and restated on January 1, 2004, provides that participating condominium owners will be reimbursed by us for 50% of the amount of funds the individual owner invests in the refurbishment program, as defined in the NMLA, plus interest accruing at a rate of 5% per annum. In addition, for units entering the Rental Pool during 2005, we have agreed to reimburse those unit owners for up to 25% of their refurbishment costs plus interest at 2.5% per annum on the unpaid balance. Our obligation to make the reimbursement payments during the period from 2005 through 2009 is contingent upon a minimum unit participation in the Rental Pool being maintained. This minimum unit participation is defined and tested on a quarterly basis. Our projected obligation as presented in the table above recognizes reimbursement costs and interest payable to the owners, assuming that the participants meet the minimum threshold and a minimum of 575 units are participating in the Rental Pool on a continuing quarterly basis at all times. See Note 10 to our Financial Statements for further discussion of our reimbursement obligations.

(2)           We have entered into a management agreement with Westin for the operation of the Resort. The contract expires in July 2017. This management agreement obligates us to pay costs based on a percentage of revenue. The agreement specifies that we must pay Westin a base management fee equal to 2.2% of gross operating revenue of the Resort and a global marketing fee equal to 1.9% of gross operating revenue of the Resort, excluding golf operating revenue. Included in the table above are costs which our management estimated through the term of the agreement based upon the 2006 budget for the Resort prepared by Westin. In addition to our obligation to pay certain costs pursuant to our management agreement with Westin, we are also obligated to pay a minimum fee of approximately $5,500 upon either the expiration of that agreement or its early termination.

Westin, as manager of the Resort, entered into a management agreement with Troon which provides for Troon to manage golf operations at the Resort. The agreement expires in June 2009 and includes an option in our favor to extend the term of the agreement for an additional five years. Our obligations under the contract include a management fee based on a percentage of golf revenue. The agreement obligates us to pay Troon a base management fee equal to 2% of golf operating revenue. Included in the table above are cost estimates through the term of the lease based upon the 2006 budget for the Resort prepared by Westin. Pursuant to the Troon management contract, a minimum supplemental fee of approximately $800 is due upon either the expiration of the contract or its early termination.

(3)           The mortgage note between GTA, LP and us is non-interest bearing and matures on June 19, 2027.

(4)           We are a party to multiple agreements with miscellaneous service providers for, among other services, waste removal, uniform cleaning and replacement, armored car services, indoors plant maintenance and pest control. These services and contracts are individually immaterial and, therefore, are included in the aggregate and identified as other miscellaneous operational agreements in the table above.

(5)           The working capital advances between our parent and us are non-interest bearing. We have agreed not to request or demand payment prior to January 2007 at which point we may extend the date to request or demand payment.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not have significant market risk with respect to foreign currency exchanges or other market rates. Our participating mortgage debt is non-interest bearing effective July 16, 2004, so we do not have interest rate risk with respect to that mortgage. We are not at risk for commodity price changes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Financial Statements and Supplementary Data starting on page 32.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management assesses the costs and benefits of such controls and procedures based upon the prevailing facts and circumstances, including management’s reasonable judgment of such facts. As we neither controlled nor managed the Resort prior to July 15, 2004, our disclosure controls and procedures with respect to such persons and entities were necessarily more limited than those we maintain with respect to our own corporate operations. On July 15, 2004, we took title to the Resort; however, despite the fact that our amended management agreement with Westin provides us with heightened control and access to information, we do not directly assemble the financial information for the Resort (although we have taken steps that we deem to be reasonable under the circumstances to seek to verify such financial information) and consequently, our disclosure controls and procedures with respect to the Resort, while strengthened, remain necessarily more limited than those we maintain with respect to our own corporate operations. Since July 15, 2004, we have focused upon integrating operations at the Resort into our disclosure controls and procedures and internal control procedures. In particular, those controls and procedures have been updated to account for the challenges presented by the increased size and scope of our operations now that we own the Resort.

The integration of a new business of significant size and scope of operations increases the risk that conditions may have been introduced that we did not anticipate in our design of our systems of control. Any pre-existing deficiencies in the predecessor owner’s financial systems, processes and related internal controls increase the risk that the historical unaudited financial statements of the Resort’s operations and cash flows which the predecessor owner has provided to us may not be accurate. We have out of necessity placed a certain amount of reliance on the historical financial information and reports of the Resort’s predecessor owner for the periods prior to July 16, 2004, and continue to rely on the information provided by Westin as manager of the Resort. The integration process and the valuation procedures carried out by us in connection with taking title to the Resort prevented the Company from filing the pro-forma and related financial information related to the Resort within the timeframes specified under SEC rules. We are implementing various initiatives intended to materially improve our internal controls and procedures and disclosure controls and procedures, especially to address the systems and personnel issues raised in the course of taking title to the Resort.

As of December 31, 2005, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. With the assistance of Westin, our Chief Executive Officer and our Chief Financial Officer concluded that as of December 31, 2005 our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our Exchange Act reports. Except as described above, there have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out our evaluation.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is information about the members of our Audit Committee and our executive officers:

Messrs. Jones, Reams and Wax are members of our Audit Committee and directors of GTA. Each is deemed to be an independent director of GTA pursuant to the rules of the American Stock Exchange. Their terms as members of our Audit Committee track their respective terms as directors of GTA, unless they are removed by our sole member prior to the expiration of their respective terms. Each member of our Audit Committee was appointed in 2004.

Name	Age	Position	Current Term on GTA’s Board of Directors Expires
W. Bradley Blair, II	62	Chief Executive Officer and President; Director (GTA and GTA GP Inc.)	2008
R. Keith Wilt	53	Vice President	N/A
Scott D. Peters	48	Chief Financial Officer and Secretary; Director (GTA and GTA GP Inc.)	2007
Raymond V. Jones	58	Audit Committee Member and Director (GTA)	2008
Fred W. Reams	63	Audit Committee Member and Director (GTA)	2006
Edward L. Wax	69	Audit Committee Member and Director (GTA)	2006

Biographical Information

W. Bradley Blair, II is our Chief Executive Officer and President. He has been one of our officers since 2002. He is also the Chief Executive Officer, President and Chairman of GTA’s Board of Directors. He has been an officer of GTA since its initial public offering in 1997 and has served as our Chief Executive Officer and President since 2002. From 1993 until GTA’s initial public offering in February 1997, Mr. Blair served as Executive Vice President, Chief Operating Officer and General Counsel for The Legends Group. As an officer of The Legends Group, Mr. Blair was responsible for all aspects of operations, including acquisitions, development and marketing. From 1978 to 1993, Mr. Blair was the managing partner at Blair Conaway Bograd & Martin, P.A., a law firm specializing in real estate, finance, taxation and acquisitions. Mr. Blair earned a Bachelor of Science degree in Business from Indiana University and a Juris Doctorate degree from the University of North Carolina at Chapel Hill Law School.

R. Keith Wilt is our Vice President, and has served as our officer since July 16, 2004. He has held that position since we assumed control of the Resort, pursuant to the Settlement Agreement entered into on July 16, 2004 with GHR. From August 1999 through July 15, 2004, Mr. Wilt served as the Vice President and Treasurer of GHR. From March 1997 through July 1999, Mr. Wilt served as the Chief Financial Officer of The Suncoast Companies, a design/build real estate developer in St. Petersburg, Florida. From 1991 though 1997, Mr. Wilt acted as an independent financial and systems consultant to a number of real estate development companies in the Tampa Bay area. From 1986 to 1991, Mr. Wilt was a Director of Information Services for TECO Energy, Inc. in Tampa, Florida. From 1975 to 1986, Mr. Wilt was the Assistant Treasurer and Corporate Tax Manager of Golf Host, Inc., the parent company of GHR. Mr. Wilt earned a Bachelors of Science degree in Accounting and Finance from Florida State University in 1975.

Scott D. Peters is our Chief Financial Officer and Secretary. He has been one of our officers since 2002. He is also the Chief Financial Officer, Secretary and a member of GTA’s Board of Directors. He has been an officer of GTA since its initial public offering in 1997 and has served as our Chief Financial Officer and Secretary since 2002. Mr. Peters has been a board member of GTA since late 1999. In September 2004, Mr. Peters accepted a position as the Executive Vice President and Chief Financial Officer at Triple Net Properties in Santa Ana, California. Mr. Peters also serves as a member of the Board of Managers of Triple Net Properties. As part of his duties at Triple Net Properties, Mr. Peters serves as Chief Executive Officer and President of one real estate investment trust, G REIT, Inc. and as Chief Financial Officer of another real estate investment trust, T REIT, Inc. In addition, Mr. Peters continues to serve as GTA’s Chief Financial Officer, Senior Vice President and Secretary through September 30, 2006 pursuant to the terms of his amended and restated employment agreement. From 1992 through 1996, Mr. Peters served as Senior Vice President and Chief Financial Officer of the Pacific Holding Company in Los Angeles, where he participated in the management of a 4,000 acre real estate portfolio consisting of residential, commercial and country club properties focusing on master planned golf communities. From 1988 to 1992, Mr. Peters served as Senior Vice President and Chief Financial Officer of Castle & Cooke Homes, Inc. From 1986 to 1988, Mr. Peters worked with a general partnership that managed the construction of the Scottsdale Princess Resort. Mr. Peters is a Certified Public Accountant who worked with Arthur Andersen & Co. and Laventhol & Horwath from 1981 to 1985. He received a Bachelor of Arts degree in Accounting and Finance with honors from Kent State University.

Raymond V. Jones has been a member of our Audit Committee since 2004. Mr. Jones also serves as a member of GTA’s Board of Directors. From 1984 to 1994 he was Managing Partner of Summit Properties Limited Partnership before it went public in 1994. From 1994 until retiring in March 1998, Mr. Jones was the Executive Vice President of Summit Properties Inc. Summit is a publicly traded REIT listed on the New York Stock Exchange and is one of the largest developers and operators of luxury garden multifamily apartment communities in the Southeastern United States. While at Summit, Mr. Jones oversaw the development of 26 communities comprising nearly 6,500 apartment homes in Georgia, North Carolina, South Carolina and Ohio. Prior to 1984, Mr. Jones served as General Operations Manager for both the Charlotte and Houston divisions of Ryan Homes, Inc. Mr. Jones earned a Bachelor of Arts degree in Political Science from George Washington University.

Fred W. Reams has been a member of our Audit Committee since 2004. Mr. Reams also serves as a member of GTA’s Board of Directors. From 1981 until his retirement on March 31, 2004, Mr. Reams served as the Chairman or President and Chief Investment Officer of Reams Asset Management Company, LLC, an independent private investment firm which he co-founded. From 1967 to 1981, Mr. Reams was employed in various investment management positions with the First National Bank of Michigan, Irwin Management Company, and Cummins, Inc. In addition, Mr. Reams served as President of the board of directors of the Otter Creek Golf Course from 1981 through 2003. Mr. Reams holds a Bachelor of Arts degree and a Master of Arts degree in Economics from Western Michigan University.

Edward L. Wax has been a member of our Audit Committee since 2004. Mr. Wax also serves as a member of GTA’s Board of Directors. Mr. Wax is currently Chairman Emeritus of Saatchi & Saatchi, a worldwide advertising and ideas company. From 1992 until his appointment to his current position in 1997, Mr. Wax served as Chairman and Chief Executive Officer of Saatchi & Saatchi. Mr. Wax had been responsible at Saatchi for the operations of 143 offices in 87 countries. Mr. Wax’s employment by Saatchi & Saatchi began in 1982. Mr. Wax was formerly Chairman of The American Association of Advertising Agencies as well as a director of both the Ad Council and the Advertising Educational Foundation. Mr. Wax also serves on the board of directors of Dollar Thrifty Automotive Group. Mr. Wax holds a Bachelor of Science degree in Chemical Engineering from Northeastern University and a Masters in Business Administration degree from the Wharton Graduate School of Business.

Committees

Audit Committee. We have established an audit committee to oversee our financial reporting process. Mr. Jones is the chairman of our audit committee. Our audit committee consists of Messrs. Wax, Reams and Jones, each of whom is independent. Each member of our audit committee also meets the criteria for independence set forth in Rule 10A-3(b)(1) under the Exchange Act of 1934, as amended. None of the members of our audit committee has participated in the preparation of our financial statements or those of our subsidiaries during the past three years, and all are able to read and understand fundamental financial statements. Our audit committee’s role is to select the independent registered accounting firm serving as our auditors, to review with our auditors the plans and results of the audit engagement, to approve professional services provided by our auditors, to review the independence of our auditors, to consider the range of audit and non-audit fees and to review the adequacy of our internal accounting controls. Management has the primary responsibility for the financial statements and the reporting process including the systems of internal controls. In fulfilling its oversight responsibilities, the audit committee reviewed the audited financial statements with management, including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments, and the clarity of disclosures in the financial statements. Our audit committee reviewed with our auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with accounting principles generally accepted in the United States of America, their judgments as to the quality, not just the acceptability, of our accounting principles and such other matters as are required to be discussed with our audit committee under generally accepted auditing standards. While financially literate under the applicable rules of the Amex, the members of our audit committee are not currently professionally engaged in the practices of accounting or auditing and are not all experts in the fields of accounting or auditing, including in respect of auditor independence. Members of our audit committee rely without independent verification on the information provided to them and on the representations made by management and our auditors, BDO Seidman, LLP. Accordingly, our audit committee’s oversight does not provide an independent basis to determine that management has maintained appropriate accounting and financial reporting principles or appropriate internal controls and procedures designed to assure compliance with accounting standards and applicable laws and regulations. Our audit committee’s reviews, considerations and discussions do not provide assurance that BDO Seidman’s audit of our financial statements was carried out in accordance with generally accepted auditing standards, that the financial statements are presented in accordance with accounting principles generally accepted in the United States of America or that our public accountants are in fact “independent.”  Our audit committee operates pursuant to a charter.

Audit Committee Financial Expert. Our “audit committee financial expert,” as defined by the rules of the Securities and Exchange Commission, is Mr. Fred W. Reams. In addition:

(i)            Mr. Reams, who is an audit committee financial expert, will not be deemed expert for any purpose, including without limitation for purposes of section 11 of the Securities Act of 1933 (15 U.S.C. 77k), as a result of being designated or identified as an audit committee financial expert.

(ii)           The designation or identification of Mr. Reams as an audit committee financial expert does not impose on such person any duties, obligations or liability that are greater than the duties, obligations and liability imposed on such person as a member of the audit committee in the absence of such designation or identification.

(iii)          The designation or identification of Mr. Reams as an audit committee financial expert does not affect the duties, obligations or liability of any other member of the audit committee.

Other Committees. We may, from time to time, form other committees as circumstances warrant. No additional committees existed or were formed in the year ended December 31, 2005.

Directors and Officers Insurance

GTA maintains directors and officers liability insurance that insures our officers, managers and committee members from claims arising out of an alleged wrongful act by such persons while acting as executive officers, managers or committee members of our company, and it insures our company to the extent that we have indemnified our officers, managers and committee members for such loss.

Indemnification

Our organizational documents provide that we shall indemnify our officers, committee members and managers against certain liabilities to the fullest extent permitted under applicable law. Our organizational documents also provide that our officers, committee members and managers shall be exculpated from monetary damages to us to the fullest extent permitted under applicable law.

Code of Ethics

We have adopted the Code of Ethics of GTA. This Code of Ethics applies to our principal executive officer, our principal financial officer, our principal accounting officer, and our controller, as well as all of our officers and other employees. GTA’s Code of Ethics is filed as Exhibit 14.1 to its Annual Report on Form 10-K, filed on March 30, 2004. You may also obtain a free copy of our Code of Ethics by writing to our attention at 10 N. Adger’s Wharf, Charleston, South Carolina, 29401.

Our management agreement with Westin provides that substantially all of the employees of the Resort are our employees, but are managed by Westin. As a result of this arrangement, we do not have direct control over these employees. Each employee at the Resort is subject to the Worldwide Code of Business Conduct and Ethics of Westin’s parent, Starwood Hotels & Resorts Worldwide, Inc, or Starwood. The text of Starwood’s code of conduct may be found on Starwood’s website. You may also obtain, without charge, a printed copy of the Starwood Code of Ethics by writing to our attention at 10 N. Adger’s Wharf, Charleston, South Carolina, 29401.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following tables set forth the remuneration paid, distributed or accrued by us during the years ended December 31, 2005, 2004 and 2003 to our executive officers.

Name and Principal Position		Salary and Commission	Bonus	Other Annual Compensation	All Other Compensation
W. Bradley Blair(1)	2005	$—	$—	$—	$—
President & Chief Executive Officer	2004	$—	$—	$—	$—
	2003	$—	$—	$—	$—

Scott D. Peters(1)	2005	$—	$—	$—	$—
Chief Financial Officer, Secretary and	2004	$—	$—	$—	$—
Senior Vice President	2003	$—	$—	$—	$—

R. Keith Wilt(2)	2005	$99,034	$—	$—	$—
Vice President	2004	$43,542	$—	$—	$—
	2003	$—	$—	$—	$—

(1)           Messrs. Peters and Blair are not compensated directly by us for services as our executive officers; however, they receive compensation from GTA for service as its executive officers. In his capacity as President and Chief Executive Officer of GTA, Mr. Blair received annual compensation of $191,000 $310,000 and $375,000 for the years ended December 31, 2005, 2004 and 2003, respectively. In his capacity as Chief Financial Officer, Secretary and Vice President of GTA, Mr. Peters received annual compensation of $64,000, $95,000 and $191,000 for the years ended December 31, 2005, 2004 and 2003, respectively. GTA paid Mr. Blair other annual compensation of $1,816,000 in 2003. GTA paid Mr. Peters $330,000 and $1,157,000 in other annual compensation for the years ended December 31, 2004 and 2003, respectively.

(2)           Mr. Wilt was the Vice President, Treasurer and Principal Financial Officer of GHR, and he is presently our Vice President. Mr. Wilt received total compensation of $52,000 from GHR during the period from January 1, 2004 through July 15, 2004, and $105,000 for the year ended December 31, 2003. Mr. Wilt received from us $43,542 for the period from July 16, 2004 through December 31, 2004 and $99,034 for the year ended December 31, 2005. Mr. Wilt also has an oral severance agreement with GTA to which we are not a party. Pursuant to this severance arrangement, Mr. Wilt will receive a benefit worth approximately $86,000 in connection with the sale of the Resort.

We do not grant options or similar rights to our officers, and we do not have any equity compensation plans. In addition, we are not parties to employment agreements with our officers, but Messrs. Blair and Peters have employment agreements with GTA which are discussed in detail in GTA’s filings with the SEC.

We do not compensate our Audit Committee members for service in this capacity. GTA pays its independent directors (Messrs. Jones, Reams and Wax) fees for their services as directors. GTA’s independent directors receive annual compensation of $10,000 plus a fee of $1,000 for attendance at each meeting of the board of directors of GTA (whether in person or telephonically), and $500 for attending each GTA committee meeting. GTA directors who are not independent directors are not paid any director fees. GTA reimburses the members of its Board of Directors for their reasonable and documented out-of-pocket travel expenses.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We are wholly owned by GTA-IB Golf Resort, LLC, which is wholly owned by GTA, LP. GTA has sole voting and dispositive power over our interests through GTA, LP. GTA and GTA, LP are located at 10 North Adger’s Wharf, Charleston, South Carolina 29401.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a)           Transactions with Management and Others

None.

(b)           Certain Business Relationships

Messrs. Blair and Peters are executive officers of our parent, GTA. We owe GTA’s subsidiary, GTA, LP, $39.24 million pursuant to a promissory note and loan agreement relating to the Resort.

(c)           Indebtedness of Management

None.

(d)           Transactions with Promoters

Not applicable.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

BDO Seidman, LLP served as our independent registered accounting firm for the years ended December 31, 2004 and 2005.

The following fees were incurred for BDO Seidman, LLP’s services related to our years ended December 31, 2004 and 2005.

Audit Fees: approximately $246,000 and $292,000 for the fiscal years ended December 31, 2005 and 2004 for professional services rendered for the audit of our annual financial statements, review of the financials statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the auditors in connection with statutory filings or engagements for those fiscal years.

Audit-Related Fees: None.

Tax Fees: None.

All other fees: None.

Our Audit Committee is required to pre-approve the audit and non-audit services performed by the independent auditor for us in order to assure that the provision of such services do not impair the auditor’s independence. Prior to the beginning of our fiscal year, our audit committee typically pre-approves certain general audit and non-audit services up to specified cost levels. Any audit or non-audit services that are not generally pre-approved in this manner require specific pre-approval by our audit committee. While our audit committee may delegate pre-approval authority to one or more of its members, the member or members to whom such authority is delegated must report any pre-approval decisions to our audit committee at its next scheduled meeting. Our audit committee does not delegate its responsibilities to pre-approve services performed by the independent auditor to management.

All of the services described in Items 9(e)(2) through 9(e)(4) of Schedule 14A were approved by our Audit Committee pursuant to paragraph (c)(7)(i)(C) of Rule 2-01 of Regulation S-X.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statements and Schedules

The financial statements and exhibits filed as part of this annual report on Form 10-K are listed on pages 32 and 63, and are incorporated herein by reference.

INDEX TO FINANCIAL STATEMENTS

Page
Financial Statements of GTA-IB, LLC and Golf Host Resorts, Inc. and Subsidiary—Predecessor Financial Statements
Report of Independent Registered Public Accounting Firm—BDO Seidman, LLP	32
Report of Independent Registered Public Accounting Firm—BDO Seidman, LLP	33
Report of Independent Registered Certified Public Accounting Firm—PricewaterhouseCoopers, LLP	34
Combined Balance Sheets as of December 31, 2005 and December 31, 2004	35
Combined Statements of Loss and Changes in Member’s Deficit for the year ended December 31, 2005 and the Period July 16, 2004 to December 31, 2004 and Consolidated Statements of Loss and Changes in Accumulated Deficit (Predecessor Basis) for the Period January 1, 2004 to July 15, 2004 and for the year ended December 31, 2003	36
Combined Statement of Cash Flows for the year ended December 31, 2005, the Period July 16, 2004 to December 31, 2004, and Consolidated Statements of Cash Flows (Predecessor Basis) for the Period January 1, 2004 to July 15, 2004 and the year ended December 31, 2003	37
Notes to Combined/Consolidated Financial Statements	38
Introduction to Financial Statements of the Rental Pool Lease Operation—Historical Summary	49
Financial Statements of the Rental Pool Lease Operation
Report of Independent Registered Public Accounting Firm—BDO Seidman, LLP	50
Report of Independent Registered Certified Public Accounting Firm—PricewaterhouseCoopers, LLP	51
Balance Sheet—Distribution Fund as of December 31, 2005 and 2004	52
Balance Sheet—Maintenance Escrow Fund as of December 31, 2005 and 2004	53
Statements of Operations—Distribution Fund for the years ended December 31, 2005, 2004 and 2003	54
Statements of Changes in Participants’ Fund Balances—Distribution fund for the years ended December 31, 2005, 2004 and 2003	55
Statements of Changes in Participants’ Fund Balances—Maintenance Escrow Fund for the years ended December 31, 2005, 2004 and 2004	56
Notes to Financial Statements	57

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sole Member and Sole Manager of

GTA-IB, LLC

We have audited the accompanying combined balance sheets of GTA-IB, LLC and affiliates (a wholly owned subsidiary of Golf Trust of America, Inc., collectively “the Company”) as of December 31, 2005 and 2004, and the related combined statements of operations, changes in member’s deficit and cash flows for the year ended December 31, 2005 and for the period from July 16, 2004 (inception) to December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 1 to the financial statements, on July 16, 2004, GTA-IB, LLC took possession of the property pursuant to an agreement in settlement of a loan made by Golf Trust of America, Inc.

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of GTA-IB, LLC and affiliates at December 31, 2005 and 2004, and the results of their operations and their cash flows for the year ended December 31, 2005 and the period from July 16, 2004 (inception) to December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying combined financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered a loss from operations for the period from July 16, 2004 (inception) to December 31, 2005, and at December 31, 2005 had deficiencies in working capital and equity that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO Seidman, LLP
Charlotte, North Carolina April 10, 2006	BDO Seidman, LLP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholder and Board of Directors

Golf Host Resorts, Inc.

We have audited the consolidated statements of operations, changes in accumulated deficit and cash flows for the period from January 1, 2004 to July 15, 2004 of Golf Host Resorts, Inc. and Subsidiary. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of Golf Host Resorts, Inc. and Subsidiary’s operations and their cash flows for the period from January 1, 2004 to July 15, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered a loss from operations for the period from January 1, 2004 to July 15, 2004 and has a shareholder’s deficit that raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO Seidman, LLP
Charlotte, North Carolina March 24, 2005	BDO Seidman, LLP

Report of Independent Registered Certified Public Accounting Firm

To the Shareholder and Board of Directors

of Golf Host Resorts, Inc.:

In our opinion, the consolidated statements of loss and changes in accumulated deficit and of cash flows of Golf Host Resorts, Inc. and subsidiary present fairly, in all material respects, the results of their operations and their cash flows for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 of the notes to the consolidated financial statements, the Company has suffered recurring losses from operations, has negative working capital and has a shareholder’s deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 2. Additionally, as described in Note 8, the Company has defaulted under the terms of its debt agreement. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ PricewaterhouseCoopers, LLP
Tampa, Florida
March 30, 2004

GTA-IB, LLC

COMBINED BALANCE SHEETS

AS OF DECEMBER 31, 2005 AND 2004

(in thousands)

	December 31, 2005	December 31, 2004
Assets
Current assets:
Cash	$1,519	$1,832
Accounts receivable, trade, net	2,812	1,670
Other receivables	247	227
Inventories and supplies	1,381	1,152
Prepaid expenses and other	532	568
Total current assets	6,491	5,449
Intangibles, net	16,635	18,908
Property and equipment, net	28,322	28,751
Other assets	2,647	2,586
Total assets	$54,095	$55,694

Liabilities
Current liabilities:
Accounts payable	$2,008	$2,918
Accrued payroll costs	1,554	1,147
Other payables and accrued expenses	1,833	1,626
Deposits	2,438	2,108
Current portion of long-term refurbishment	1,073	727
Current portion of capital lease obligations	336	267
Total current liabilities	9,242	8,793
Due to parent	42,216	41,166
Deferred revenue	825	141
Deferred management fees	204	51
Refurbishment obligation, net of current portion	3,574	3,873
Capital lease obligations, net of current portion	625	612
Other long term liabilities	5,899	5,498
Total liabilities	62,585	60,134
Commitments and contingencies
Member’s deficit	(8,490)	(4,440)
Total liabilities and member’s deficit	$54,095	$55,694

See notes to combined/consolidated financial statements.

GTA-IB, LLC

COMBINED STATEMENTS OF LOSS AND CHANGES IN MEMBER’S DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2005 AND FOR THE PERIOD JULY 16, 2004 (INCEPTION) TO DECEMBER 31, 2004 AND CONSOLIDATED STATEMENTS OF LOSS AND CHANGES IN ACCUMULATED
DEFICIT (PREDECESSOR BASIS) FOR THE PERIOD JANUARY 1, 2004 TO JULY 15, 2004

AND FOR THE YEAR ENDED DECEMBER 31, 2003

(in thousands)

	December 31, 2005	Period 7/16/04 to 12/31/04	Period 1/1/04 to 7/15/04	Year Ended December 31, 2003
Revenues
Hotel	$13,335	$4,356	$6,672	$11,786
Food and beverage	11,557	4,445	5,824	12,102
Golf	13,352	4,248	7,334	11,269
Other	3,637	1,174	2,793	3,778
Total revenues	41,881	14,223	22,623	38,935
Expenses
Hotel	11,411	4,138	5,611	10,169
Food and beverage	8,140	3,238	4,648	8,037
Golf	7,620	3,173	4,250	7,157
Other	9,902	4,100	4,903	8,285
General and administrative	4,744	2,096	2,803	4,639
Depreciation and amortization	2,479	1,249	1,626	2,998
Total expenses	44,296	17,994	23,841	41,285
Operating loss	(2,415)	(3,771)	(1,218)	(2,350)
Interest expense, net	(1,635)	(669)	(5,127)	(9,116)
Net loss	(4,050)	(4,440)	(6,345)	(11,466)
Dividend requirements on preferred stock	—	—	(139)	(256)
Net loss attributable to common stockholder/member	(4,050)	(4,440)	(6,484)	(11,722)
Deficit, beginning of period	(4,440)	—	(66,772)	(55,050)
Deficit, end of period	$(8,490)	$(4,440)	$(73,256)	$(66,772)

See notes to combined/consolidated financial statements.

GTA-IB, LLC

COMBINED STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2005 AND

FOR THE PERIOD JULY 16, 2004 (INCEPTION) TO DECEMBER 31, 2004,

AND CONSOLIDATED STATEMENTS OF CASH FLOWS (PREDECESSOR BASIS) FOR THE PERIOD JANUARY
1, 2004 TO JULY 15, 2004 AND THE YEAR ENDED DECEMBER 31, 2003

(in thousands)

	Year Ended December 31, 2005	Period 7/16/04 to 12/31/04	Period 0/01/04 to 07/15/04	Year Ended December 31, 2003
Cash flows from operating activities:
Net loss	$(4,050)	$(4,440)	$(6,345)	$(11,466)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,801	1,868	1,626	2,998
Provision for bad debts	29	40	54	30
Loss (gain) on disposal of property and equipment	10	—	—	(29)
Amortization of refurbishment costs	—	—	586	860
Non-cash interest incurred on certain long term obligations	1,169	433	—	—
Changes in operating assets and liabilities:
Decreases (increases) in:
Restricted cash	—	—	(1,001)	31
Accounts receivable and other receivables	(1,191)	(445)	154	402
Inventories and supplies	(229)	(231)	266	(191)
Prepaid expenses and other	(25)	(55)	(178)	164
Increases (decreases) in:
Cash overdraft	—	—	2,120	(70)
Accounts payable and deferred management fees	(757)	426	(1,411)	(472)
Accrued payroll costs	407	411	(239)	(8)
Accrued interest	(7)	91	5,454	9,213
Other payables and accrued expenses	214	(574)	(782)	(180)
Deposits and deferred revenue	1,014	1,202	(780)	(136)
Due to related parties	—	—	1,400	378
Cash provided by (used in) operating activities	385	(1,274)	924	1,524
Cash flows provided (used in) investing activities:
Cash acquired in Settlement	—	1,705	—	—
Increases in other assets	—	—	—	(25)
Purchases of property and equipment	(695)	(439)	(924)	(1,225)
Net cash provided by (used in) investing activities	(695)	1,266	(924)	(1,250)
Cash flows from financing activities:
Payments on debt and capital lease obligations	(1,053)	(160)	—	(50)
Borrowings from parent	1,050	2,000	—	(224)
Net cash provided by (used in) financing activities	(3)	1,840	—	(274)
Net increase (decrease) in cash	(313)	1,832	—	—

Cash on hand, beginning of period	1,832	—	—	—
Cash and cash equivalents, end of period	$1,519	$1,832	$—	$—
Supplemental disclosures:
Interest paid	$480	$389	$212	$—
Equipment acquired under capital leases	414	67	972	49
Satisfaction of preferred stock dividend requirement through the intercompany account	—	—	139	256
Refurbishment program	—	—	—	1,412

See notes to combined/consolidated financial statements.

GTA-IB, LLC

NOTES TO COMBINED/CONSOLIDATED FINANCIAL STATEMENTS

(dollar amounts in thousands)

1. Innisbrook Resort Change in Ownership and Business

The GTA-IB, LLC (the “Company”) was formed in 2002 for the purpose of taking title to the Westin Innisbrook Golf Resort (“the Resort”) and assuming control of the Resort’s operations. The Resort is a 72-hole destination golf and conference facility located near Tampa, Florida. The Company is a limited liability company that is wholly owned by GTA-IB Golf Resort, LLC. GTA-IB Golf Resort, LLC is a subsidiary of Golf Trust of America, L.P. (“GTA, LP”). The Lender is an operating partnership of Golf Trust of America, Inc. (“GTA”).

Golf Host Resorts, Inc. (“GHR”) or, an entity affiliated with Starwood Capital Group LLC, is the former owner of the Resort and the former borrower under a $79 million non-recourse loan participating mortgage loan funded by the Lender. This participating mortgage loan was secured by the Resort, cash, certain shares of the Company’s common stock held by GHR and excess land at the Resort. GHR became delinquent in its interest payments under the loan in late 2001. Effective July 15, 2004, GHR, together with certain related parties, entered into a Settlement Agreement with GTA, LP,  The Settlement Agreement transferred ownership of the Resort to the Company at 12:00 a.m. on July 16, 2004. In connection with the Settlement Agreement, the Company entered into a management agreement with Westin Management Company South (“Westin”) providing for Westin’s management of the Resort, and Westin and Troon Golf, LLP, (“Troon”) entered into a facility management agreement providing for Troon’s management of the golf facilities at the Resort.

The Company determined the estimated fair values of the assets and liabilities using the methods of accounting consistent with Financial Accounting Statement No. 141 for purchase accounting as follows in the table below. See Note 5 for further discussion.

Current assets	$4,621
Property and Equipment	28,850
Intangible assets	20,170
Other assets	2,454
Total assets	$56,095
Current liabilities	$6,219
Long-term liabilities	10,636
Due to GTA	39,240
Total liabilities	$56,095

Predecessor Owner -  Organization and Business

As stated above GHR, a wholly owned subsidiary of Golf Hosts, Inc. (“GHI”) was the predecessor owner of the Resort.

Golf Host Condominium, Inc. (“GHC”), a wholly owned subsidiary of GHR, was formed on December 1, 1997. GHC’s assets consisted of three Innisbrook condominiums and a linen room within condominium lodge number 28.

2. Going Concern

The Company incurred a loss from operations for the year ended December 31, 2005 of approximately $4,050, and at December 31, 2005 had deficiencies in working capital and equity of $2,751 and $8,490, respectively, that raise substantial doubt about the Company’s ability to continue as a going concern. The Company continues to experience seasonal fluctuations in its net working capital position. In July 2004, and after taking possession of the Resort’s operational assets, GTA advanced to the Company $2,000 to support working capital needs. During 2005, the GTA advanced to the Company an additional $1,050. The proceeds of these loans have been utilized by the Resort’s manager to support operational expenses. Generally, the Company’s only source of cash is from profitable operations of the Resort. While the financial performance of the Resort has shown signs of recovery in 2006, current projections provided by Westin indicate that the operational cash flow of the Resort will not prove sufficient for the Resort to reestablish self-sufficiency in the near term. Further, the Resort’s credit capacity is limited. GTA is currently seeking a buyer for the Resort, pursuant to the stockholder-approved plan of liquidation. In the event that the Resort is not sold, it may become necessary for the Resort to seek further cash infusion from GTA or to seek some other form of re-capitalization to insure the Company’s ongoing viability. GTA is currently in the process of liquidation. There are no assurances that GTA will have the ability to provide future funding to the Resort, nor are there any assurances that the Company will be able to secure a re-capitalization of some other form.

Predecessor Owner - Going Concern

The accompanying statements of loss and changes in deficit and cash flows for the year ended December 31, 2003 and for the period ended July 15, 2004 were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. GHR had an accumulated deficit at December 31, 2003 of approximately $66,773 and had incurred operating losses of $11,466 and $6,345 for the year ended December 31, 2003 and the period ended July 15, 2004. Additionally, as described in Note 8, GHR failed to make scheduled interest payments beginning with October 2001, had defaulted under the terms of its debt agreement, and GHI was a defendant to a class action lawsuit the basis of which related to alleged actions by the Company. GHR had an agreement with Westin Hotel Company (“Westin”) whereby cash deficiencies arising from the Resort operation, as limited and defined by the agreement, were temporarily funded by Westin (Note 10).

As a result of the preceding matters and due to the fact that as of year ended December 31, 2003, GHR was seeking to negotiate a settlement with GTA, LP (Note 8), substantial doubt existed about GHR’s ability to continue as a going concern. The predecessor basis consolidated financial statements do not include any adjustments that might have resulted from the outcome of these uncertainties at that time. On July 15, 2004, a Settlement Agreement between GHR and GTA, LP was reached.

3. Summary of Significant Accounting Policies

Principles of Combination/Consolidation

The financial statements and footnotes reflect the combined financial results of GTA-IB, LLC, GTA-IB Condominium, LLC and GTA-IB Management, LLC. These legal entities are all wholly owned subsidiaries of GTA-IB Golf Resort, LLC, an affiliate of GTA. GTA-IB Condominium, LLC holds the title to three condominium units that participate in the Rental Pool of the Company. GTA-IB Management, LLC is the entity that employs substantially all of the employees working at the Resort. There are no other operations of GTA-IB Condominium, LLC and GTA-IB Management, LLC. The Company holds title to the Resort and is the entity in which all of the Resort operations are recorded.

The predecessor owner’s consolidated financial statements include the accounts of Golf Host Resorts, Inc. and Golf Host Condominium, Inc.

All significant intercompany account transactions and account balances have been eliminated in combination/consolidation.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, accounts receivable, investments and notes payable. The Company places its temporary cash with high credit quality principal institutions. The Company performs periodic credit evaluations of its customers’ financial condition and generally does not require collateral. Although due dates of receivables vary based on contract terms, credit losses have been within management’s estimates in determining the level of allowance for doubtful accounts. Overall financial strategies are reviewed periodically.

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

•      Long-term obligations: The carrying amount of the Company’s refurbishment obligations, capital leases and long-term liabilities approximate their fair value because they have been recorded at their net present values considering relevant risk factors.

Trade Accounts Receivable

Trade accounts receivable represents amounts due from Resort guests and is net of allowances of approximately $10 and $61  for doubtful accounts at December 31, 2005 and 2004, respectively. Groups with a recent prior direct billing positive history with the Resort are granted credit for billing. If a group has not been to the Resort within the past two years, an updated credit evaluation is conducted. The Company requires a deposit of approximately 25% of the total estimated contracted revenue. Additional deposits may be required depending on the outcome of the credit evaluation. Terms are negotiable by group contract but invoices are typically due 30 days from the receipt of invoice.

Westin and the Company’s management reviews accounts receivable monthly to determine if any receivables are uncollectible. Any receivable considered to be uncollectible is included in the allowance for doubtful accounts. After all attempts to collect the receivable have failed, the receivable is written off against the allowance. The provision for doubtful accounts and the write-off net of recoveries for the respective periods are illustrated in the table below.

			Predecessor Basis
	Year ended December 31, 2005	Period 7/16/04 to 12/31/04	Period 1/1/04 to 7/15/04	Year ended December 31, 2003
Provision for bad debt	$29	$40	$54	$30

Write-offs net of recoveries	$79	$59	$4	$30

Inventories and Supplies

Inventories and supplies are recorded at the lower of cost, on a first-in, first-out basis, or market.

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

Depreciation is recorded using the straight-line method. Estimates of useful lives used in computing annual depreciation are as follows:

		Estimated useful life in years
Category	Estimated useful life in years	(Predecessor Basis)
Land improvements	28 to 30	28 to 30
Buildings	40	40
Recreational facilities	30	30
Machinery and equipment	3 to 10	10 to 15
Assets recorded under capital leases	3 to 4	3 to 4

Impairment of Long-Lived Assets

The Company periodically reviews its long-lived assets for impairment by comparing the carrying values of the assets with their estimated future undiscounted cash flows. If it is determined that an impairment loss has occurred, the loss is recognized during that period. The impairment loss is calculated as the difference between asset carrying values and fair value as determined by prices of similar items and other valuation techniques (discounted cash flow analysis), giving consideration to recent operating performance and pricing trends. There were no significant impairment losses related to long-lived assets for the years ended December 31, 2005, 2004 and 2003. A subsequent determination that the property, plant and equipment assets are impaired, however, could have a significant adverse impact on the Company’s results of operations or financial condition.

Intangible assets

The Company evaluates intangible assets for impairment annually or if a significant event occurs or circumstances change. Factors the Company considers important, which could indicate impairment, include the following: (1) significant under-performance relative to historical or projected future operating results; (2) significant changes in the manner of the Company’s use of the acquired assets or the strategy for the Company’s overall business; and (3) significant negative industry or economic trends. During the fourth quarter of 2005, the Company completed its annual intangible impairment assessment, and based on the results, the Company determined that no impairment of intangible existed at December 31, 2005, and there have been no indicators of impairment since that date. A subsequent determination that these assets are impaired, however, could have a significant adverse impact on the Company’s results of operations or financial condition.

Advertising

Advertising costs are expensed as incurred. Advertising costs for the respective periods were as follows:

			Predecessor Basis
	Year ended December 31, 2005	Period 7/16/04 to 12/31/04	Period 1/1/04 to 7/15/04	Year ended December 31, 2003
Advertising expenses	$998	$409	$655	$1,045

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

Predecessor Owner - Parent Company Allocations and Advances

GHR reimbursed GHI for administrative and other expenses based on estimated time and expenses incurred. Amounts charged were approximately $341 and $384 for the period January 1, 2004 to July 15, 2004 and the year ended December 31, 2003, respectively. GHR also received cash advances from GHI to fund cash flow shortages.

Revenue and Rental Pool Distributions

Revenue from Resort operations is recognized as the related service is performed. Revenue from Resort operations includes revenue from rooms, food and beverage, golf and other minor operating departments. Rooms revenue includes rental revenues generated from condominium units owned by third parties participating in the Rental Pool lease operations. If these rental units were owned by the Company, normal costs associated with ownership such as depreciation, interest, real estate taxes and maintenance would have been incurred. (See Note 10 for distributions to rental pool participants).

The membership initiation fees at the Resort are nonrefundable and are initially recorded when received as deferred revenue and amortized over the average life of a membership which, based on historical information, is deemed to be ten years.

Predecessor Owner - Interest Expense, Net

The Company’s cash management policy is to utilize cash resources to minimize net interest expense, through either temporary cash investments or reductions in existing interest-bearing obligations. Accordingly, temporary cash investments and interest income vary from period to period. Interest expense is net of interest income of approximately $16 and $12 for the period January 1, 2004 to July 15, 2004 and the year ended December 31, 2003, respectively.

Use of Estimates

Preparation of these combined/consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions, which affect reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the combined/consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

4. Property and Equipment

Property and equipment as of December 31, 2005 and 2004 consists of the following:

	December 31,
Category	2005	2004
Land	$1,968	$1,968
Buildings	14,722	14,524
Golf course improvements	7,533	7,436
Machinery and equipment	6,230	5,429
	30,453	29,357
Less accumulated depreciation and amortization	(2,131)	(606)
	$28,322	$28,751

Included in machinery and equipment is certain equipment including golf course maintenance equipment, vehicles and telecommunications equipment that are recorded under capital leases and that have a net book value at December 31, 2005 and 2004 of approximately $1,006 and $937, respectively. Depreciation expense of approximately $1,528, $1,307, $606 and $2,136 was recorded for the year ended December 31, 2005, the period from January 1 to July 15, 2004, the period from July 16 to December 31, 2004, and the year ended December 31, 2003, respectively.

5. Intangibles and Other Assets

Intangible assets represent the value of the following contractual relationships that existed at July 15, 2004: the trademark and tradename of “Innisbrook;” the Rental Pool; the guest room bookings; the club memberships; and the water contract that provides irrigation water for the golf courses at no charge up to certain specified levels. The intangible assets are being amortized over the specific term or benefit period of each related contract.

		December 31,
Intangible Assets	Amortization Period	2005	2004

Water Contract	None since renewable in perpetuity	$2,300	$2,300
Rental Pool	89.5 months	9,870	9,870
Guest Bookings	Less than 24 months	1,100	1,100
Club Memberships	144 months	4,400	4,400
Trade Name	None since renewable in perpetuity	2,500	2,500
		20,170	20,170
Less accumulated amortization		(3,535)	(1,262)
		$16,635	$18,908

Amortization expense amounted to approximately $2,273 for the year ended December 31, 2005 and $1,262 for the from period July 16, 2004 to December 31, 2004. Amortization for the predecessor owner was approximately $467 for the period January 1, 2004 to July 15, 2004 and $860 for the year ended December 31, 2003. Of these amounts, approximately $1,321 and $619 for the year ended December 31, 2005 and for the period July 16, 2004 to December 31, 2004, respectively, are included in hotel expenses and are not included in depreciation and amortization in the Statements of Operations. The intangible assets of the predecessor owner consisted of the Rental Pool refurbishment asset and the management agreement between Westin and the predecessor owner, which was amortized over twenty years on a straight-line basis.

Anticipated amortization expense for the next five years and thereafter is illustrated in the table below:

Year	Principal
2006	$1,729
2007	1,688
2008	1,688
2009	1,688
2010	1,688
Thereafter	3,354
Total	$11,835

Other assets include the Company’s interest in the net proceeds from the sale of Parcel F, a parcel of land located within the Resort. The Company’s interest in the net proceeds is estimated to be $2,200. Also included in other assets are certain design fees for the refurbishment program of $236 and $255 as of December 31, 2005 and 2004, respectively. The Company has a contractual right to be reimbursed for these design fees by the Rental Pool participants in the form of a deduction from the quarterly Rental Pool refurbishment payments.

During the year ended December 31, 2003, the predecessor owner reviewed the carrying value of the intangible asset and determined that impairment had not occurred. Advance bookings and Rental Pool participation had stabilized from a historical perspective, and the pro forma cash flows, based upon advance bookings indicated that no deterioration in the carrying value would be recognized in 2003.

6. Other Payables and Accrued Expenses

Other payables and accrued expenses consist of the following:

	December 31,
	2005	2004
Rental pool lease distribution payable	$918	$917
Taxes, other than income taxes	638	555
Other	277	154
	$1,833	$1,626

7. Due to Related Parties and Other Long-Term Liabilities

Due to related parties:

	December 31,
	2005	2004
Maturing on June 19, 2027, non-interest bearing mortgage note due to parent	$39,240	$39,240
Advances from the Company’s parent, net	2,976	1,926
	$42,216	$41,166

The Company’s parent has agreed that it will not request or demand repayment of the advances it made to the Company prior to January 1, 2007.

Master Lease Refurbishment Obligation

On July 16, 2004, the Company recorded a liability of $4,532 for the Master Lease Agreement refurbishment program, representing the Company’s obligation to pay to the various participants in the Rental Pool for 50% of the costs to refurbish their respective units, at the net present value (calculated at a discount rate of 15%) of the total principal payment liability of $7,273 due over the repayment period of the program which ends with the payment in the fourth quarter of 2009. Interest on this liability accrues at a rate of 5% and is paid quarterly. Interest in the amount of approximately $387, $168, $196 and $314 was incurred under this agreement for the year ended December 31, 2005, the period from July 16, 2004 to December 31, 2004, the period from January 1, 2004 to July 15, 2004 and the year ended December 31, 2003, respectively. Principal payments began in the first quarter of 2005 and will be paid quarterly through the fourth quarter of 2009. Amortization of the discount is charged to interest expense ratably over the period through 2009. The amortization charged to interest expense for the year ended December 31, 2005 and the period from July 16 to December 31, 2004 is $768 and $248, respectively. The amortization expense for the period January 1, 2004 to July 15, 2004 and the year ended December 31, 2003 is approximately $585 and $860, respectively, and is included in Resort facilities expense. The net present value of this liability as of December 31, 2005 and 2004 is $4,647 and $4,600, respectively.

The corresponding benefit from the Master Lease Agreement refurbishment program is deemed to be considered in the valuation of the Rental Pool intangible asset and is amortized over the term of the current master lease agreement which expires in 2011. Minimum undiscounted principal payments, excluding interest accruals on the refurbishment program are as follows:

Year	Principal
2006	$1,069
2007	1,426
2008	1,784
2009	2,141
Total	$6,420

Westin Termination Fee

The July 15, 2004 management agreement that the Company executed with Westin provides for the payment of a termination fee to Westin, subject to the terms and conditions set-forth in that agreement, of $5,900. This amount is reduced by $0.365 for each day elapsed from the effective date until the termination date; provided, however, that the termination fee shall not be reduced below $5,500. The obligation, which is included in other long-term liabilities on the balance sheet, was recorded at its net present value on July 16, 2004 of $4,631 (calculated at a discount rate of 7%). Amortization of the discount is charged to interest expense ratably over the period through December 31, 2006. The amortization charged to interest expense for the year ended December 31, 2005 and the period July 16 to December 31, 2004 is $353 and $163, respectively. The net present value of this liability as of December 31, 2005 and 2004 is $5,147 and $4,794 respectively.

Troon Supplemental Fee

The July 15, 2004 facility management agreement executed with Troon provides for the payment of a supplemental fee to Troon, subject to the terms and conditions set forth in that agreement, of $800. The obligation, which is included in other long-term liabilities on the balance sheet, was recorded at its net present value on July 16, 2004. The net present value on that date was $682 (calculated at a discount rate of 7%). Amortization of the discount is charged to interest expense ratably over the period through December 31, 2006. The amortization charged to interest expense for the year ended December 31, 2005 and the period July 16 to December 31, 2004 is $48 and $22 respectively. The net present value of this liability as of December 31, 2005 and 2004 is $752 and $704 respectively.

8. Line of Credit and Notes Payable – Predecessor Owner

GTA, LP was the lender under a note payable to GHR in the amount of $78,975. The note payable had two components: a $69,975 participating mortgage note and a $9,000 credit facility. The note payable was guaranteed by GHI and collateralized by substantially all assets other than the Resort’s accounts receivable and approximately 38 acres of undeveloped land. The participating mortgage note was used to finance GHR’s acquisition of the Resort and its purchase of GTA stock.

GHR incurred interest expense of approximately $4,940 and $9,121 on the GTA, LP note payable during the period January 1, 2004 to July 15, 2004 and the year ended December 31, 2003.

GHR was informed by GTA on November 29, 2001 that GHR was in default on the $78,975 note payable arising from GHR’s failure to pay the October 2001 interest payment and all subsequent principal and interest payments, which have not been made. GTA, LP asserted its right to accelerate payment of the total outstanding principal and interest amounts.

GHR sought to negotiate a Settlement Agreement with GTA, LP. Effective July 15, 2004, GHR and GTA, LP entered into a Settlement Agreement that transferred to the Company the Resort property, three condominium units and linen room located at the Resort, the interest in GTA stock acquired by GHR and operations held by the parent of GHR, and all rights, title and interests of GHR under existing contracts and agreements. In addition, GHR provided a limited indemnity to defend and hold harmless GTA (and its affiliates) from and against any and all costs, liabilities, claims, losses, judgments or damages arising out of or in connection with a lawsuit known as the Class Action Lawsuit, as well as liabilities accruing on or before the closing date relating to employee benefits and liabilities for contracts or agreements not disclosed by GHR to GTA. In return, GTA, LP delivered to GHR a duly executed release.

9. Leases

The Company leases equipment under capital and operating leases. Lease expense was approximately $302 for the year ended December 31, 2005,  $111 for the period July 16, 2004 to December 31, 2004, $257 for the period January 1, 2004 to July 15, 2004, and $399 for the year ended December 31, 2003. Future minimum lease payments under leases in excess of one year are as follows:

	Capital	Operating
2006	$405	$288
2007	354	259
2008	294	212
2009	40	—
Total	1,093	$759
Less amount representing interest	(132)
Total	961
Less current portion	336
Long-term portion	$625

10. Commitments and Contingencies

The Company is subject to claims and lawsuits in the normal course of operations. Management does not believe that the ultimate resolution of such matters will materially impair operations or have an adverse effect on the Company’s financial position and results of operations.

Employee Benefit Plans

The Company maintains a defined contribution Employee Thrift and Investment Plan, which provides retirement benefits for all eligible employees, including employees of GTA-IB Operations, LLC, who have elected to participate. Employees must fulfill a 90-day service requirement to be eligible to participate in this plan. The Company currently matches one half of the first 6% of an employee’s contribution. The predecessor owner maintained the same plan. The Company made matching contributions of approximately $183 and $77 for the year ended December 31, 2005 and the period ended July 16 to December 31, 2004, respectively. The predecessor owner made matching contributions of approximately $94 and $167  for the period January 1, 2004 to July 15, 2004 and the year ended December 31, 2003, respectively.

Westin Management Company South and Troon Golf L.L.C.

The Management Agreement between the Company and Westin provides that Westin will manage the Resort for a base fee equal to 2.2% of the Resort’s gross operating revenue and a global marketing fee equal to 1.9% of gross operating revenue, excluding golf operating revenue. Contemporaneously with the signing of the Management Agreement, Westin entered into a management contract with Troon providing for Troon to manage the golf facilities of the Resort for a fee equal to 2% of the Resort’s gross golf revenue. Management fees are paid to Westin and Troon on a monthly basis. The Company’s agreements with Westin and Troon also provide for the opportunity for Westin and Troon to earn supplemental fees based on financial performance. The Management Agreement between the Company and Westin will terminate on December 31, 2017, unless it is earlier terminated pursuant to its terms. Troon’s contract with Westin will terminate on July 15, 2009 unless earlier terminated pursuant to its terms.

Predecessor Owner - Westin Agreements

In July 1997, Westin became manager of Innisbrook for a 20-year term unless terminated earlier as provided for in the agreement. Westin received annual management fees, based on revenues of Innisbrook, and certain cost reimbursements.

The Westin management agreement required GHR to maintain a capital replacement fund based on an amount calculated as the greater of 3% of gross revenues or a minimum threshold amount as defined in the agreement, calculated on a monthly basis. GHR contributed $2,403 for the year ended December 31, 2003 and an additional $1,665 is required to be segregated at December 31, 2003. At December 31, 2003, the capital replacement fund had a balance of approximately $1,304, and is included in restricted cash in the accompanying consolidated balance sheet.

Additionally, under the terms of the Resort management agreement, Westin guaranteed a minimum cash flow to Innisbrook. The agreement provided that if Incentive Cash Flow, as defined, was less than the Minimum Annual Payment, as defined, for the operating year, then Westin would fund a non-interest bearing advance to the Resort for the shortage up to $2,500, with the advance being repayable when GHR has Available Cash, as defined. Through December 31, 2003, $10,265 had been advanced to GHR.

The payments made to Westin and Troon under their respective management agreements are reflected in the table below:

			Predecessor Basis
	Year ended December 31, 2005	Period 7/16/04 to 12/31/04	Period 1/1/04 to 7/15/04	Year ended December 31, 2003
Payments made to:
Westin	$912	$316	$320	$576
Troon	267	81	161	279
Total	$1,179	$397	$481	$855

Rental Pool Operations

Historically, GHR and the Company as GHR’s successor, have offered several different Rental Pool programs to the condominium owners. Effective January 1, 2002, GHR offered a new Master Lease Agreement (“NMLA”) which permitted all Rental Pool participants the opportunity to convert to the new agreement. Each condominium owner may elect to participate in either the NMLA or continue with a prior agreement. If an owner elected to participate in the NMLA, the owner is prohibited from returning to the any previous agreement. Effective January 1, 2003, all but one Rental Pool participant elected to convert to the NMLA. As of January 1, 2004, all condominium owners participating in the rental pool are participating pursuant to the NMLA. The NMLA provides for Adjusted Gross Revenues, as defined, to be divided 40% to the Innisbrook Rental Pool participants and 60% to GTA-IB, LLC. In addition, GTA-IB, LLC has agreed, as part of the NMLA, to reimburse Rental Pool participants in the NMLA for up to 50% of actual unit refurbishment costs beginning in 2005 through 2009, so long as the Rental Pool participation threshold, as defined, is maintained (see Note 7). In addition, for any unit refurbished and placed in the Rental Pool operation during 2005, the Company must reimburse the owner for 25% of the refurbishment costs plus interest at 2.5% per annum. Should the Company elect to terminate the NMLA before its expiration in 2011, all unpaid balances of refurbishment costs and related interest would be due and payable to the Participants. Costs and operating expenses include distributions to the Rental Pool participants of approximately $4,966 for the year ended December 31, 2005, $1,556 for the period July 16, 2004 to December 31, 2004, $2,499 for the period January 1, 2004 to July 15, 2004 and  $4,656 for the year ended December 31, 2003.

Land Use Lawsuit

On March 10, 2005 in the Circuit Court of the Sixth Judicial Circuit, in and for Pinellas County, Florida, Civil Division, the Company filed a Motion to Intervene in the suit titled Innisbrook Condominium Association, Inc., C. Frank Wreath, Meredith P. Sauer, and Mark Banning, Plaintiffs (the “Plaintiffs”) vs. Pinellas County, Florida, Golf Host Resorts, Inc. and Innisbrook F LLC, Defendants (the “Defendants”), Case No. 043388CI-15 (the “Initial Land Use Lawsuit”). The Plaintiffs have filed a multi-count complaint seeking injunctive and declaratory relief with respect to the land use and development rights of a tract of land known as Parcel F. Parcel F is a parcel of land located within the Resort. The Plaintiffs allege that there are no remaining development units (residential units) available to be developed within the Resort property. On March 29, 2005, the Company filed a Motion to Intervene as a defendant in the Initial Land Use Lawsuit in order to protect the Company’s property, and the Company’s land use and development rights with respect to Parcel F and its property. The court ruled in favor of all Defendants and against all Plaintiffs as to each count in both cases. Subsequent to the court’s oral rulings, defense counsel prepared a proposed final judgment which reflects the court’s factual findings and legal conclusions. See recent update in Note 12, Subsequent Events.

As an intervenor in the Initial Land Use Lawsuit, the Company will seek to obtain a ruling from the court which preserves and protects the Company’s property, the Company’s land use and development rights with respect to Parcel F and the Company’s property in order to maximize the value of those rights as they relate both to Parcel F and the Resort in general. We refer to these two matters as the “Land Use Lawsuits.”

Property Tax Lawsuit

On December 10, 2004 we filed a lawsuit against the property appraiser of Pinellas County Florida, or Pinellas County, to challenge the 2004 real estate assessment on the Resort property. Pinellas County filed a motion to dismiss, which was denied by the court. No trial date has been set. If Pinellas County were to prevail, the Company’s management believes that there would be no material adverse effect upon its financial statements, as the entire Pinellas County assessment is fully accrued and accounted for at December 31, 2005.

11. Income Taxes

The Company is a single-member limited liability company, wholly owned by GTA-IB Golf Resorts, LLC. GTA-IB Golf Resorts, LLC is a wholly owned subsidiary of GTA, LP. The Company has not elected to be taxed as a corporation; therefore, the Company’s owner is responsible for income taxes on the Company’s accompanying operating income. Therefore, no provision or liability for federal or state income taxes has been included in the financial statements. If the Company had been taxed as a C corporation, the Company would have recognized deferred income tax assets resulting from operating losses and differences in the carrying amounts of assets and liabilities recorded for financial reporting purposes versus income tax purposes, and a corresponding valuation reserve of an equal amount.

Predecessor Owner – Income Taxes

On April 17, 1998, GHR filed an election with the Internal Revenue Service to change its tax status to a Qualified Subchapter S Subsidiary effective February 3, 1998. As a result of this election, no provision for income taxes has been included in the predecessor owner’s accompanying consolidated financial statements for any federal, state or local taxes since any income (loss) is passed through to its shareholder.

12. Subsequent event

Land Use Lawsuits

On March 8, 2006, the court formally entered its final judgment on the record ruling in favor of the defendants on all counts and denying all claims asserted by the plaintiffs in both cases. On March 31, 2006, the plaintiffs in the consolidated cases filed a notice of appeal.

In the event that the defendants in the Land Use Lawsuits do not prevail in the appeal, the Company may lose all or substantially all of our land use and development rights with respect to Parcel F. As a result, the Company may experience reduced club memberships at the Resort, and its ability to realize the benefits from proposed development of Parcel F would be adversely impacted. In addition, failure by the defendants to prevail in the Land Use Lawsuits could jeopardize the Company’s land use and development rights in the remaining units that the Company may have the opportunity to develop at the Resort if a court subsequently applied a similar interpretation of the Company’s rights with respect to those units. In that instance, the Company might lose all or substantially all of those rights with respect to the remaining units. As a result of a successful challenge to the Company’s land use and development rights relating to the remaining units at the Resort, the Company’s ability to develop the Resort would be adversely affected.

RENTAL POOL LEASE OPERATION—HISTORICAL SUMMARY

The following financial statements of the Innisbrook Rental Pool Lease Operation (the “Rental Pool”) are for the years ended December 31, 2005, 2004 and 2003.

The operation of the Rental Pool is tied closely to the Resort operations. The Rental Pool Master Lease Agreements provide for a quarterly distribution of a percentage of the Company’s room revenues to participating condominium owners (“Participants”), as defined in the agreements (see Note 1 of the Rental Pool Lease Operation financial statements). Because the Rental Pool participants share in a percentage of the Company’s room revenues, the condominium units allowing Rental Pool participation are deemed to be securities. However, there is no market for such securities other than the normal real estate market. Since the security is real estate, no dividends have been paid or will be paid.

The Company is filing this report as the “successor issuer” to GHR pursuant to Rule 15d-5 promulgated under the Exchange Act, as described in the Form 8-K that the Company filed on November 12, 2004.

The Company is a single-member limited liability company, wholly owned by GTA-IB Golf Resorts, LLC which is a wholly owned subsidiary of Golf Trust of America, L.P. There is no established market for the Company’s membership interests.

GHR had historically experienced recurring net losses and working capital deficiencies, which from time to time created substantial doubt about the former owner’s ability to continue as a going concern. The Company assumed GHR’s obligations under the Agreements in connection with the Settlement Agreement. As a result, the Company expects to experience some of the same operational challenges experienced by GHR during the Resort’s recovery from the recently experienced economic downturn in the lodging industry. The continuation and success of the Rental Pool is contingent upon the continuation of operations of the Resort. In turn, the success of the Resort operations is contingent upon the continued participation of Participants in the Rental Pool. Items related to the continuation of the Resort as a going concern include such issues as: the sale of condominium units which do not participate in the Rental Pool or through a sale are removed from the Rental Pool, owners of units opting to live in their units, owners renting their units outside of the Rental Pool, and general economic conditions related to the destination resort industry.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Managers of GTA-IB, LLC and

the Lessors of the Innisbrook Rental Pool Lease Operation

We have audited the accompanying balance sheets of the Innisbrook Rental Pool Operation (“Rental Pool”) as of December 31, 2005 and 2004, and the related statements of operations and changes in participants’ fund balances for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Rental Pool’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Rental Pool is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Rental Pool’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Innisbrook Rental Pool Operation at December 31, 2005 and 2004 and the results of its operations and changes in the participants’ fund balance for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ BDO Seidman, LLP
Charlotte, North Carolina	BDO Seidman, LLP
April 10, 2006

Report of Independent Registered Certified Public Accounting Firm

To Golf Host Resorts, Inc. and the Lessors of the

Innisbrook Rental Pool Lease Operation:

In our opinion, the statements of operations and of changes in participants’ fund balance of Innisbrook Rental Pool Lease Operation present fairly, in all material respects, the results of its operations and the changes in participants’ fund balances for the year ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the rental pool’s operators; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 1 of the notes to financial statements, the Innisbrook Rental Pool Lease Operation is party to lease agreements with an affiliated entity, whose ability to continue as a going concern is in substantial doubt.

/s/	PricewaterhouseCoopers, LLP
Tampa, Florida
March 30, 2004

Innisbrook Rental Pool Lease Operation

Balance Sheets—Distribution Fund

	December 31,
	2005	2004
Assets
Receivable from GTA-IB, LLC for distribution	$918,324	$917,383
Interest receivable from maintenance escrow fund	17,201	7,646
Total assets	935,525	925,029

Liabilities and participants fund balance
Due to participants for distribution	688,483	656,091
Due to maintenance escrow fund	247,042	268,938
Total liabilities and participants’ fund balances	$935,525	$925,029

See notes to financial statements.

Innisbrook Rental Pool Lease Operation

Balance Sheets—Maintenance Escrow Fund

	December 31,
	2005	2004
Assets
Cash	$201,555	$157,163
Certificates of deposit	1,595,000	1,615,000
Receivable from distribution fund	247,042	268,938
Supplies inventory	867	3,756
Interest receivable	17,767	5,539
Total assets	$2,062,231	$2,050,396

Liabilities and participants’ fund balances
Accounts payable	$9,163	$9,392
Construction retainage	6,048	5,214
Interest payable to distribution fund	17,201	7,646
Total liabilities	32,412	22,252
Carpet care reserve	54,424	29,997
Participants’ fund balances	1,975,395	1,998,147
Total liabilities and participants’ fund balances	$2,062,231	$2,050,396

See notes to financial statements.

Innisbrook Rental Pool Lease Operation

Statements of Operations—Distribution Fund

	For the years ended December 31,
	2005	2004	2003
Gross revenues	$13,071,774	$10,658,131	11,590,540
Deductions:
Agents’ commissions	598,321	440,552	478,603
Credit card fees	309,696	251,418	278,906
Resort fees	89,773	—	—
Audit fees	25,000	25,000	28,150
Uncollectible room rents	28,253	18,602	2,119
Linen replacement	153,081	153,892	130,122
Rental pool complimentary fees	4,947	5,734	4,428
	1,209,071	895,198	922,328
Net revenues	11,862,703	9,762,933	10,668,212
Management fee	(7,117,622)	(5,857,759)	(6,399,246)
Income available for distribution	4,745,081	3,905,174	4,268,966
Adjustments to income available for distribution:
Management fee	—	—	(1,006)
Marketing fee	—	—	(548)
General pooled expenses, net of reimbursements	(3,275)	1,632	(9,439)
Miscellaneous pooled expenses	—	—	(45)
Corporate complimentary occupancy fees	21,177	22,601	18,418
GMLS guaranteed payment	—	—	2,008
Interest income/(expense)	(12,177)	(12,732)	(12,732)
Westin associate room fees	161,749	129,164	67,080
Occupancy fees	(1,394,757)	(1,089,288)	(1,101,651)
Life-safety settlement	—	—	(201,233)
Advisory committee expenses	(199,478)	(196,083)	(209,755)
Net income available for distribution	3,318,320	2,760,468	2,820,063
Adjustments to net income available for distribution:
Occupancy fees	1,394,757	1,089,288	1,101,651
Life safety interest	—	—	2,890
Hospitality suite fees	8,989	6,192	7,002
Amount available for distribution to participants	$4,722,066	$3,855,948	$3,931,606

See notes to financial statements.

Innisbrook Rental Pool Lease Operation

Statement of Changes in Participants’ Fund Balance—Distribution Fund

	For the years ended December 31,
	2005	2004	2003
Balance, beginning of year	$—	$—	$—
Additions:
Amounts available for distribution to participants	4,722,066	3,855,948	3,931,606
Interest earned from maintenance escrow fund	56,603	22,382	39,843
Reductions:
Amounts withheld for maintenance escrow fund	(1,255,285)	(993,385)	(992,018)
Amounts accrued or paid to participants	(3,523,384)	(2,884,945)	(2,979,431)
Balance, end of year	$—	$—	$—

See notes to financial statements.

Innisbrook Rental Pool Lease Operation

Statements of Changes in Participants’ Fund Balances—Maintenance Escrow Fund

	For the years ended December 31,
	2005	2004	2003
Balance, beginning of year	$1,998,147	$1,791,589	$3,444,280
Additions
Amounts withheld from occupancy fees	1,255,285	993,385	992,018
Interest earned	56,603	22,382	39,843
Charges to participants to establish or restore escrow balances	379,531	374,322	1,972,633
Reductions:
Maintenance charges	(1,391,284)	(890,878)	(841,340)
Refurbishment costs	—	—	(3,415,429)
Carpet care reserve deposit	(60,417)	(63,235)	(60,378)
Interest accrued or paid to distribution fund	(56,603)	(22,382)	(39,843)
Refunds to participants due under lease agreements	(205,867)	(207,036)	(300,195)
Balance, end of year	$1,975,395	$1,998,147	$1,791,589

See notes to financial statements.

Innisbrook Rental Pool Lease Operation

Notes to Financial Statements

1.                                      Rental Pool Lease Operation and Rental Pool Lease Agreements

Organization and Operations

The Innisbrook Rental Pool Lease Operation (the “Rental Pool”) consists of condominiums at the Westin Innisbrook Resort (“Innisbrook”), which are provided as resort accommodations by their owners.

Historically, GHR and the GTA-IB, LLC have offered several different Rental Pool programs to the condominium owners. Effective January 1, 2002, GHR offered a new Master Lease Agreement (“NMLA”) which permitted all Rental Pool participants the opportunity to convert to the new agreement. Each condominium owner may elect to participate in either the NMLA or a prior agreement. The only existing prior agreement that an owner may elect to participate in is the Guaranteed Master Lease Agreement (“GMLA”) dated January 1, 1998. As of January 1, 2004, there are no longer any condominium owners participating under the GMLA agreement. If an owner elected to participate in the NMLA, the owner is prohibited from returning to the any previous agreement. Effective January 1, 2003, all but one Rental Pool participants elected to convert to the NMLA. In addition as part of the MLA process, each owner on an annual basis may elect to participate in the rental pool for the following year by signing an Annual Lease Agreement (“ALA”). The NMLA provides for Adjusted Gross Revenues, as defined, to be divided 40% to the Innisbrook Rental Pool participants and 60% to the Resort.

The Rental Pool consists of the Distribution Fund and the Maintenance Escrow Fund. The Distribution Fund’s balance sheets primarily reflect amounts receivable from the Company for the Rental Pool distribution payable to Participants and amounts due to the Maintenance Escrow Fund. The operations of the Distribution Fund reflect Participants’ earnings in the Rental Pool. The Maintenance Escrow Fund reflects the accounting for certain escrowed assets of the Participants and, therefore, has no operations. It consists primarily of amounts escrowed by Participants or due from the Distribution Fund to meet escrow requirements, fund the carpet care reserve and maintain the interior of the unit.

The continuation and success of the Rental Pool is contingent upon the continuation of operations of the Resort. In turn, the success of Resort operations is contingent upon the continued participation of condominium owners in the Rental Pool. The Company incurred a loss from operations for the year ended December 31, 2005 of approximately $4,050 and at December 31, 2005 had deficiencies in working capital and equity of $2,751 and $8,490, respectively, that raise substantial doubt about the Company’s ability to continue as a going concern. Items related to the continuation of the Resort as a going concern include such issues as:  the sale of condominium units which do not participate in the Rental Pool or through a sale are removed from the Rental Pool, owners of units opting to live in their units, owners renting their units outside of the Rental Pool, and general economic conditions related to the destination resort industry.

Under the NMLA, the Resort pays the owner a fee equal to 40% of the Adjusted Gross Revenues in accordance with the terms of the agreement. Adjusted Gross Revenues are defined as Gross Revenues less agent’s commissions, audit fees, occupancy fees when the unit is used by the Resort owner for non-rental purposes, linen replacements and credit card fees. Each Participant receives a fixed occupancy fee, based upon apartment size, for each day of unit specific occupancy. After allocation of occupancy fees and the payment of general Rental Pool expenses, the balance is allocated proportionally to the Participants, based on the Participation Factor as defined in the Agreement.

Corporate complimentary occupancy fees are rental fees paid by the Resort owner to the Participants for complimentary rooms unrelated to Rental Pool operations. Westin Associate Room Fees represent total room revenues earned from the rental of condominiums by Westin employees passed through to the Rental Pool.

In addition, the predecessor Resort owner has agreed, as part of the NMLA, to reimburse Rental Pool participants in the NMLA for up to 50% of the actual unit refurbishment costs, plus interest at a rate of 5% per annum on the 50% of the refurbishment costs, beginning in 2002, so long as the minimum participation threshold as defined, is maintained. The NMLA and ALAs are referred to collectively as the “Agreements.” The Company assumed the obligations of GHR under the Agreements.

Maintenance Escrow Fund Accounts

The NMLA provides that 90% of the Occupancy Fees earned by each Participant are deposited in the Participant’s Maintenance Escrow Fund account. This account provides funds for payment of amounts that are due from Participants under the Agreements for maintenance and refurbishment services. Should a Participant’s balance fall below that necessary to provide adequate funds for maintenance and replacements, the Participant is required to restore the escrow balance to a defined minimum level. The NMLA provides for specific fund balances to be maintained, by unit type, size and age of refurbishment, as defined in the Agreement. Under the NMLA, a percentage of the Occupancy Fees are deposited into the carpet care reserve in the Maintenance Escrow Fund, which bears the expenses of carpet cleaning for all Participants. This percentage is estimated to provide the amount necessary to fund carpet cleaning expenses and may be adjusted annually. The amounts expended for carpet care were approximately $36,000, $37,000 and $35,000 for the years ended for 2005, 2004 and 2003.

The Lessors’ Advisory Committee invests the maintenance escrow funds on behalf of the Participants and in compliance with restrictions in the Agreements. The Lessors’ Advisory Committee consists of nine Participants elected to advise the Resort owner in Rental Pool matters and negotiate amendments to the lease agreement. Income earned on these investments is allocated proportionately to Participants’ Maintenance Escrow Fund accounts and paid quarterly through the Distribution Fund. At December 31, 2005 and 2004, the Maintenance Escrow Fund held certificates of deposit of $1,595,000 and  $1,615,000 respectively, with maturity terms ranging from three months to twelve months and bearing interest at rates from 3.3% to 4.5% At December 31, 2005 and 2004, the cost of these investments approximates fair value.

2.                                      Summary of Significant Accounting Policies

Basis of Accounting

The accounting records of the funds are maintained on the accrual basis of accounting.

Cash and Cash Equivalents

The Rental Pool considers all short-term highly liquid investments with a purchased maturity of three months or less to be cash equivalents.

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

3.                                      Affiliate Owned Condominiums

GTA-IB Condominium, LLC, a wholly owned subsidiary of GTA-IB Golf Resort, LLC, owns three condominiums which were acquired from GHR. Its condominiums participated in the Rental Pool under the NMLA in the same manner as all others.

4.                                      Commitments and Contingencies

Hilton Hotels Corporation (“HHC”) managed Innisbrook from April 1993 to July 15, 1997, at which time the management was changed to Westin Hotel Company. In connection with the HHC agreement, HHC funded certain special projects and property improvements, including installation of life-safety equipment in condominium units participating in the Rental Pool and related common areas. Separately, the Rental Pool agreed to reimburse GHR the cost of installing the life-safety equipment, including reimbursements to condominium apartment owners for previously installed equipment, in an amount equal to $1,779, plus interest at 7.75% per annum for no more than five years on each related draw there under. The equipment reimbursement payments were required from the Rental Pool to GHR for years in which the Amount Available for Distribution to Participants exceeded $7,375 in an amount equal to 50% of such excess. Participants withdrawing from the Rental Pool for any reason, other than a sale, before the obligation to GHR had been fully repaid were required to immediately pay their proportionate share of the unpaid balance. In l996 and 1995, repayment requirements of approximately $363 and $150, respectively, resulted, yielding a balance of approximately $1,591. Under the terms of the related agreement, the Rental Pool was not obligated to reimburse GHR if the management agreement between HHC and GHR was terminated. Therefore, effective with the July 15, 1997 change in management, the obligation of the Rental Pool to continue to make reimbursements ceased. The former shareholders of GHR retained all notes receivable, including the amount due from the Rental Pool, and have disputed the termination and initiated a lawsuit. As of December 31, 2002, GHR was holding approximately $226 in escrow as potential payment to the former shareholders pending resolution of this matter. On December 26, 2002, the parties to the lawsuit reached a settlement agreement, which provides for a cash settlement of $420 plus interest. Contemporaneously with the December 31, 2003 Rental Pool distribution on February 15, 2004, final payment of the settlement agreement was made.

SIGNATURES

GTA-IB, LLC

By:	/s/W. Bradley Blair, II
W.Bradley Blair, II
Chief Executive Officer

Each of the undersigned officers of GTA-IB, LLC and each of the directors of GTA GP, Inc., the general partner of Golf Trust of America, L.P., the sole manager of GTA-IB Golf Resort, LLC, the sole manager of GTA-IB, LLC does hereby constitute and appoint W. Bradley Blair, II and Scott D. Peters, and each of them individually, his true and lawful attorneys-in-fact and agents, each with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby, ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature		Title	Date

/s/	W. Bradley Blair, II	President, Chief Executive Officer (Principal Executive Officer) and Director (GTA GP, Inc.)	April 17, 2006
W. Bradley Blair, II

/s/	Scott D. Peters	Chief Financial Officer, Secretary (Principal Financial
	Scott D. Peters	Officer and Principal Accounting Officer) and Director	April 17, 2006
(GTA GP, Inc.)

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

No annual report, proxy statement, form of proxy or proxy soliciting material has been sent to GTA-IB, LLC’s security holders.

EXHIBIT INDEX

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

10.9		Amendment to Loan Agreement between GTA-IB, LLC and Golf Trust of America, L.P.(1)
10.10		Loan Agreement dated June 20, 1997 between Golf Host Resorts, Inc. and Golf Trust of America, L.P.(1)
10.11		Promissory Note issued by GTA-IB, LLC to Golf Trust of America, L.P.(1)
10.12	*

Asset Purchase Agreement by and between Golf Trust of America, Inc., Golf Trust of America, L.P., GTA-IB, LLC, GTA-IB Golf Resort, LLC, GTA-IB Condominium, LLC, GTA-IB Management, LLC and CMI Financial Network, LLC dated October 27, 2005

24.1	**	Powers of Attorney
31.1	**	Certification of the Registrant’s President and Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	**	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	**	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	**	Risk Factors of Golf Trust of America, Inc.

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

*                                         This agreement was terminated pursuant to its terms on November 23, 2005.

**                                  Filed as an exhibit hereto.