Form 10-Q
period 2006-03-31
GTA-IB, LLC
filed 2006-05-15
CIK 1306051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended: March 31, 2006

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

(727) 942-2000
(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(d) OF THE ACT:

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act.

Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

No established market exists for the Registrant’s membership interests, so there is no market value for such membership interests.  There are no membership interests held by non-affiliates as of March 31, 2006.

Issuer has no common stock subject to this report.

GTA-IB, LLC

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

INDEX

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
Condensed Combined Balance Sheets as of March 31, 2006 (unaudited) and December 31, 2005
Condensed Combined Statements of Operations and Member’s Deficit (unaudited) for the Three Months Ended March 31, 2006 and 2005
Condensed Combined Statements of Cash Flows (unaudited) for the Three Months Ended March 31, 2006 and 2005
Notes to Condensed Combined Financial Statements (unaudited)
Rental Pool Lease Operation Condensed Financial Statements and Note
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings
Item 1.A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits
Signatures

Cautionary Note Regarding Forward-Looking Statements

The following report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements that predict or describe future events or trends and that do not relate solely to historical matters. All of our projections in this quarterly report are forward-looking statements. You can generally identify forward-looking statements as statements containing the words “believe,” “expect,” “hope,” “may, “will,” “anticipate,” “intend,” “estimate,” “project,” “assume” or other similar expressions. Certain factors that might cause such a difference include the following: changes in general economic conditions; including changes that may influence group conference and guests’ vacation plans; changes in travel patterns; changes in consumer tastes in destinations or accommodations for group conferences and vacations; changes in rental pool participation by the current condominium owners; settlement of the class action lawsuit involving the rental pool agreements; our ability to continue to operate the Westin Innisbrook Golf Resort under our management contracts; and the resale of condominiums to owners who elect neither to participate in the rental pool nor to become members of the Innisbrook Resort and Golf Club. You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known (and unknown) risks, uncertainties and other unpredictable factors, many of which are beyond our control. Our forward-looking statements are based on the limited information currently available to us and speak only as of the date on which this report was filed with the Securities and Exchange Commission. Our continued internet posting or subsequent distribution of this dated report does not imply continued affirmation of the forward-looking statements included in it. We undertake no obligation, and we expressly disclaim any obligation, to issue any updates to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements. Future events are inherently uncertain. Moreover, it is particularly difficult to predict business activity levels at the Resort with any certainty. Accordingly, our projections in this quarterly report are subject to particularly high uncertainty. Our projections should not be regarded as legal promises, representations or warranties of any kind whatsoever. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such differences might be significant and harmful to your interests.

GTA-IB, LLC
CONDENSED COMBINED BALANCE SHEETS
AS OF MARCH 31, 2006 AND DECEMBER 31, 2005
(in thousands)

	March 31, 2006	December 31, 2005
	(unaudited)
Assets
Current assets	$10,291	$6,491
Property and equipment, net	27,950	28,322
Intangibles, net	16,206	16,635
Other assets	2,643	2,647
Total Assets	$57,090	$54,095
Liabilities
Current liabilities	$9,662	$9,242
Long-term debt, less current maturities	42,766	42,841

Other long term liabilities	10,676	10,502
Total Liabilities	63,104	62,585
Commitments and Contingencies
Member’s Deficit	(6,014)	(8,490)
Total Liabilities and Member’s Deficit	$57,090	$54,095

See accompanying notes to condensed combined financial statements.

GTA-IB, LLC
CONDENSED COMBINED STATEMENTS OF OPERATIONS AND MEMBER’S DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(in thousands) (unaudited)

	Three Months Ended March 31,
	2006	2005
Revenues
Hotel	$5,845	$5,281
Food and beverage	5,132	4,244
Golf	5,089	4,666
Other	946	1,289
Total revenues	17,012	15,480
Expenses
Hotel	4,107	3,885
Food and beverage	3,133	2,610
Golf	1,856	1,839
Other	2,835	2,523
General and administrative	1,742	1,601
Depreciation and amortization	491	798
Total expenses	14,164	13,256
Operating income	2,848	2,224
Interest expense, net	373	439
Net income	2,475	1,785
Member’s deficit, beginning of period	(8,489)	(4,440)
Member’s deficit, end of period	$(6,014)	$(2,655)

See accompanying notes to condensed combined financial statements.

GTA-IB, LLC
CONDENSED COMBINED STATEMENTS OF CASH FLOWS FOR THE
THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(in thousands) (unaudited)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$2,475	$1,785
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	821	1,130
Provision for bad debts	164	—
Non-cash interest	279	336
Other changes in operating assets and liabilities	(689)	(1,474)
Net cash provided by operating activities	3,050	1,777
Cash flows used in investing activities:
Purchases of property and equipment	(20)	(146)
Cash flows used in financing activities:
Repayment of long-term debt and capital lease obligations	(304)	(232)
Net increase in cash	2,726	1,399
Cash and cash equivalents, beginning of period	1,519	1,832
Cash and cash equivalents, end of period	$4,245	$3,231

Supplemental Cash Flow Information:
Cash paid for interest	$98	$104

See accompanying notes to condensed combined financial statements.

GTA-IB, LLC

FORM 10-Q

NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

(in thousands) (unaudited)

1.         Innisbrook Resort Ownership and Operations

GTA-IB, LLC (the “Company”) is owned by GTA-IB Golf Resort, LLC, which in turn is 100% owned by Golf Trust of America, L.P., (the “Lender”). Golf Trust of America, Inc. (“GTA”) indirectly owns 99.6% of the Lender. The remaining 0.4% of the Lender is owned by its one limited partner. The Lender is an operating partnership of GTA. Golf Host Resorts, Inc. (“GHR”, “the predecessor owner” or “the former borrower”), an entity affiliated with Starwood Capital Group LLC, is the former owner of the Westin Innisbrook Golf Resort (the “Resort”) and the former borrower under a participating mortgage loan funded by the Lender. This participating mortgage loan was secured by the Resort, cash, undeveloped land at the Resort and 368,365 shares of GTA’s common stock. The Resort is a 72-hole destination golf and conference facility located near Tampa, Florida.

The Company entered into a Settlement Agreement dated July 15, 2004 (the “Settlement Agreement”) with the Lender and GHR, Golf Hosts, Inc., Golf Host Management, Inc., Golf Host Condominium, Inc. and Golf Host Condominium, LLC. The Settlement Agreement resolved a number of issues between the parties, including GHR’s default under the $79,000 loan made by the Lender to GHR in June 1997. As part of the Settlement Agreement, the Company took ownership of the Resort on July 15, 2004. In connection with the Settlement Agreement, the Company entered into a management agreement with Westin Management Company South (“Westin”), which provides for Westin’s management of the Resort, and Westin and Troon Golf L.L.C. (“Troon”) entered into a facility management agreement providing for Troon’s management of the golf facilities at the Resort.

In connection with the Settlement Agreement, the Company assumed control and operation of the Rental Pool Lease Operations at the Resort (the “Rental Pool”) which were previously operated and controlled by GHR. On a year-to-year basis, approximately 500 of the 938 condominium units at the Resort are leased by the Company from the condominium owners and used as hotel accommodations for the Resort pursuant to rental pool lease arrangements. The Company is the lessee under the lease operation agreements, which provide for the distribution of a percentage of room revenues to participating condominium owners as lessors under the lease operation agreements. The operations under this arrangement are referred to as the Rental Pool.

The Lender had previously entered into an agreement with GHR and the prospective purchaser of a parcel of undeveloped land within the Resort which is known as Parcel F and owned by GHR. This agreement, known as the Parcel F Development Agreement, was executed on March 29, 2004 and held in escrow pending the closing of the transactions contemplated by the Settlement Agreement. The Parcel F Development Agreement provides for the terms and conditions under which Parcel F may be developed, including restrictions on the owner of Parcel F designed to avoid interference with the ongoing operations of the Resort

On August 10, 2005, the Company and the Lender entered into an amendment to the Parcel F Development Agreement which the Lender believes will allow the Lender to better manage the location of the Parcel F access road and also adds the Company as a party to the Parcel F Development Agreement.

GTA is presently in the process of liquidating pursuant to a plan of liquidation approved by its stockholders on May 22, 2001.

Going Concern

As of March 31, 2006, the Company has working capital of approximately $629 and a member deficit of $6,014. The Company reported net income of approximately $2,475 for the three months ended March 31, 2006.  The Company continues to experience seasonal fluctuations in its net working capital position. In July 2004, and after taking possession of the Resort’s operational assets, GTA advanced to the Company $2,000 to support working capital needs. During 2005, GTA advanced to the Company an additional $1,050. The net proceeds of these loans have been utilized by the Resort’s manager to support operational expenses. Generally, the Company’s only source of cash is from profitable operations of the Resort. While the financial performance of the Resort has shown signs of recovery since the Company assumed title to the Resort on July 15, 2004, current projections provided by Westin indicate an operational cash flow shortfall by the end of the summer of 2006. Further, the Resort’s credit capacity is limited. GTA is currently seeking a buyer for the Resort, pursuant to the stockholder-approved plan of liquidation. In the event that the Resort is not sold, it may become necessary for the Resort to seek further cash infusion from GTA, if available, or to seek some other form of re-capitalization to seek to insure the Company’s ongoing viability. GTA is currently in the process of liquidation. There are no assurances that GTA, or any affiliate, will have the ability to provide future funding to the Resort, nor are there any assurances that the Company will be able to secure a re-capitalization of some other form.

2.         Basis of Presentation

The settlement described in Note 1 above, pursuant to which the Company took title to the Resort, was accounted for using methods consistent with purchase accounting in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. Accordingly, the Company, with the assistance of its independent financial advisor, stated the tangible and identified intangible assets of the Resort at their respective fair values. The long-term liabilities of the Resort were stated at their fair value based on a net present value calculation.

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

Interim Statements

The accompanying condensed combined financial statements have been prepared in accordance with (i) accounting principles generally accepted in the United States of America (“GAAP”) and (ii) the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements have not been audited by an independent registered accounting firm, however, they include adjustments (consisting of normal recurring adjustments) which are, in the judgment of management, necessary for a fair presentation of financial condition, results of operations and cash flows for the interim periods presented. However, these results are not necessarily indicative of results for any other interim period or for the full year. In particular, it is important to note that the Company’s business is seasonal.

Certain information and footnote disclosures normally included in financial statements in accordance with GAAP have been omitted as allowed in quarterly reports by the rules of the Securities and Exchange Commission. Management believes that the disclosures included in the accompanying interim financial statements and footnotes are adequate to make the information not misleading, but also believes that these statements should be read in conjunction with the summary of significant accounting policies and notes to the combined financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

3.         Property and Equipment

Property and equipment consists of the following:

	March 31, 2006	December 31, 2005
	(unaudited)
Land	$1,968	$1,968
Buildings	14,722	14,722
Golf course improvements	7,533	7,533
Machinery and equipment	6,250	6,230
	30,473	30,453
Less accumulated depreciation and amortization	(2,523)	(2,131)
	$27,950	$28,322

At March 31, 2006, machinery and equipment includes certain equipment with a net book value of $926 that is recorded under capital leases. Depreciation expense amounted to approximately $392 and $407 for the three months ended March 31, 2006 and 2005, respectively.

4.         Intangibles and Other Assets

Intangible assets represent the value of the following that existed at July 15, 2004: the trademark and tradename of “Innisbrook”; the Rental Pool; the guest room bookings; the club memberships; and the water contract that provides irrigation water for the golf courses at no charge up to certain specified limits. The intangible assets are being amortized over the specific term or benefit period of each related contract.

Intangible Assets	Amortization Period	March 31, 2006	December 31, 2005
		(unaudited)
Water Contract	None since renewable in perpetuity	$2,300	$2,300
Rental Pool	89.5 months	9,870	9,870
Guest Bookings	Less than 24 months	1,100	1,100
Club Memberships	144 months	4,400	4,400
Trade Name	None since renewable in perpetuity	2,500	2,500
		20,170	20,170
Less accumulated amortization		(3,964)	(3,535)
		$16,206	$16,635

Amortization expense amounted to approximately $429 and $723 for the three months ended March 31, 2006 and 2005, respectively. Of these amounts, approximately $330 in both the three months ended March 31, 2006 and 2005, respectively, are included in hotel expenses and are not included in depreciation and amortization in the Statements of Operations. The intangible assets of the predecessor owner consisted of the rental pool refurbishment asset and the management agreement between Westin and the predecessor owner, which was amortized over twenty years on a straight-line basis.

Anticipated amortization expense for the next five years and thereafter is set forth in the table below:

Year	Principal
2006	$1,300
2007	1,688
2008	1,688
2009	1,688
2010	1,688
Thereafter	3,354
Total	$11,406

Other assets include the Company’s interest in the net proceeds from any sale of Parcel F, which are estimated to be $2,200 (see Note 1), but could be substantially less in the event of a sale thereof. Also included in other assets are certain design fees for the refurbishment program of $221 and $236 as of March 31, 2006 and December 31, 2005, respectively. The Company has a contractual right to be reimbursed for these design fees by the Rental Pool participants in the form of a deduction from the quarterly rental pool refurbishment payments.

5.         Current Liabilities

Current liabilities consist of the following:

	March 31, 2006	December 31, 2005
	(unaudited)
Accounts payable	$2,035	$2,008
Accrued payroll costs	1,085	1,554
Other payables and accrued expenses	2,517	1,833
Deposits and deferred revenue	2,525	2,438
Current portion of capital leases	340	336
Current portion of refurbishment liability	1,160	1,073
	$9,662	$9,242

6.         Long-Term Debt

Long-term debt consists of the following:

	March 31, 2006	December 31, 2005
	(unaudited)
Non-interest bearing mortgage note due to the Lender, maturing in June 2027	$39,240	$39,240
Advances from the Lender, net	2,976	2,976
Capital leases	550	625
	$42,766	$42,841

7.         Other Long-Term Liabilities

Master Lease Refurbishment Obligation

On July 16, 2004, the Company recorded a liability of $4,532 for the refurbishment program pursuant to the master lease agreement, or MLA, of the Rental Pool.  This liability represented the Company’s obligation to pay the various participants in the Rental Pool 50% of the costs to refurbish their respective units, at the then net present value (calculated at a discount rate of 15%) of the total principal payments of $7,273.  Interest on this liability accrues at a rate of 5% and is paid quarterly.  Principal and interest payments are due quarterly over the repayment period of the program, beginning with the first quarter of 2005 and ending with the fourth quarter of 2009. Interest on this liability accrues at a rate of 5% and is paid quarterly. Amortization of the discount is charged to interest expense ratably over the period through 2009. In addition, the Company agreed to provide refurbishment reimbursement for units placed into the rental pool during 2005 at a level of 25% of the condominium owners investment in the refurbishment, with interest at 2.5% per annum.  These additional 2005 amounts receive interest currently and principal payments begin in 2008 and are paid out through 2012.  The amortization charged to interest expense for the three months ended March 31, 2006 and 2005 is $178 and $236, respectively. The net present value of this liability is $4,587 and $4,647 as of March 31, 2006 and December 31, 2005, respectively, of which $1,160 and $1,073, respectively, is included in current liabilities (see Note 5).

The corresponding benefit from the MLA refurbishment program was included in the valuation of the rental pool intangible asset which is being amortized over the term of the current master lease agreement that expires in 2011. Minimum undiscounted principal payments on the refurbishment program are as follows:

Year	Amount
April 1 – December 31, 2006	$804
2007	1,428
2008	1,789
2009	2,148
2010	7
Thereafter	20
Total	$6,196

Westin Termination Fee

The July 15, 2004 management agreement that the Company executed with Westin (the “Management Agreement”) provides for the payment of a termination fee to Westin of $5,900, subject to the terms and conditions of that agreement. If not earlier terminated, the Management Agreement will expire on December 31, 2017. The termination fee is reduced $0.365 for each day that elapses from the effective date until the termination date; provided, however, that the termination fee shall not be reduced to less than $5,500. The obligation, which is included in other long-term liabilities on the balance sheet, was recorded at its net present value on July 16, 2004 of $4,631 (calculated at a discount rate of 7%). Amortization of the discount is charged to interest expense ratably over the period through December 31, 2006. The amortization charged to interest expense was $88 for both the three months ended March 31, 2006 and 2005.  As of March 31, 2006 and December 31, 2005, the net present value of this liability is $5,235 and $5,147.

Troon Supplemental Fee

The July 15, 2004 facility management agreement executed with Troon provides for the payment by the Company to Troon of a supplemental fee, subject to the terms and conditions of that facility management agreement, of $800. If not earlier terminated, the facility management agreement will expire in July 15, 2009. The obligation was recorded at its net present value on July 16, 2004. The net present value on that date was $682 (calculated at a discount rate of 7%). Amortization of the discount is charged to interest expense ratably over the period through December 31, 2006. The amortization charged to interest expense for both the three months ended March 31, 2006 and 2005 was $12.  As of March 31, 2006 and December 31, 2005, the net present value of this liability is $764 and $752, respectively.

Other

As of March 31, 2006 and December 31, 2005, the Company recorded deferred management fees of $265 and $204, and deferred revenue from member initiation fees of $985 and $825, respectively.

8.         Commitments and Contingencies

Employee Benefit Plans

The Company maintains a defined contribution Employee Thrift and Investment Plan, which provides retirement benefits for all eligible employees, including employees of GTA-IB Operations, LLC, who have elected to participate. Employees must fulfill a 90-day service requirement to be eligible to participate in this plan. The Company currently matches one half of the first 6% of an employee’s contribution. The Company made contributions of approximately $63 and $47 for the three months ended March 31, 2006 and 2005, respectively

Westin Management Company South and Troon Golf L.L.C..

The Management Agreement between the Company and Westin provides that Westin will manage the Resort for a fee equal to 2.2% of the Resort’s gross revenue. Contemporaneously with the signing of the Management Agreement, Westin entered into a management contract with Troon providing for Troon to manage the golf facilities of the Resort for a fee equal to 2% of the Resort’s gross golf revenue. Management fees are paid to Westin and Troon on a monthly basis. The Company’s agreements with Westin and Troon also provide for the opportunity for Westin and Troon to earn supplemental fees based on financial performance. The Management Agreement between the Company and Westin will terminate on December 31, 2017, unless it is earlier terminated pursuant to its terms. Troon’s contract with Westin will terminate on July 15, 2009 unless earlier terminated pursuant to its terms.

For the three months ended March 31, 2006 and 2005, the payments made to Westin and Troon under their respective management agreements are reflected in the table below:

	Three months ended March 31,
	2006	2005
	(unaudited)
Westin	$364	$328
Troon	102	93
Total	$466	$421

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

As an intervenor in the Initial Land Use Lawsuit, the Company will seek to obtain a ruling from the court which preserves and protects the Company’s property, the Company’s land use and development rights with respect to Parcel F and the Company’s property in order to maximize the value of those rights as they relate both to Parcel F and the Resort in general. The Company refers to these two matters as the “Land Use Lawsuits.”

In the event that the defendants in the Land Use Lawsuits do not prevail in the appeal, the owner of Parcel F may lose substantially all of its land use and development rights with respect to Parcel F. As a result, the Company may experience reduced club memberships at the Resort, and its ability to realize the benefits from proposed development of Parcel F would be adversely impacted. In addition, failure by the defendants to prevail in the Land Use Lawsuits could jeopardize the Company’s land use and development rights in the remaining units that the Company may have the opportunity to develop at the Resort if a court subsequently applied a similar interpretation of the Company’s rights with respect to those units. In that instance, the Company might lose all or substantially all of those rights with respect to the remaining units. As a result of a successful challenge to the Company’s land use and development rights relating to the remaining units at the Resort, the Company’s ability to develop the Resort would be adversely affected.

Property Tax Lawsuit

We filed a lawsuit against the property appraiser of Pinellas County Florida, or Pinellas County to challenge the 2004 and 2005 real estate assessment on the Resort property. Pinellas County filed a motion to dismiss, which was denied by the court. No trial date has been set. If Pinellas County were to prevail, management believes that there would be no material adverse effect upon our financial statements, as the entire Pinellas County assessment is fully accrued and accounted for at March 31, 2006.

10.       Subsequent Events

On April 25, 2006, the Company entered into an agreement with Suncoast Charities, Inc., or Suncoast, which provides for Suncoast to lease the Copperhead golf course for seven and one half days during the month of March for a PGA TOUR event, and for the same period during each of the years 2007 through 2012. The agreement provides, among other things, for a base fee plus a participation fee in the event the aggregate ticket sales during any tournament year exceed the greater of 115% of the 2005 or 2006 tournament ticket sales.

INNSBROOK RENTAL POOL LEASE OPERATION
CONDENSED BALANCE SHEETS
AS OF MARCH 31, 2006 AND DECEMBER 31, 2005
(in thousands)

	March 31, 2006	December 31, 2005
	(unaudited)
DISTRIBUTION FUND
Assets
Receivable from GTA-IB, LLC for distribution	$2,044	$918
Interest receivable from maintenance escrow fund	18	17
Total assets	$2,062	$935
Liabilities
Due to participants for distribution	$1,661	$688
Due to maintenance escrow fund	401	247
Total liabilities	$2,062	$935
MAINTENANCE ESCROW FUND
Assets
Cash and cash equivalents	$290	$202
Short-term investments	1,615	1,595
Receivable from distribution fund	401	247
Inventory	1	—
Interest receivable	18	18
Total assets	$2,325	$2,062
Liabilities and participants’ fund balances
Accounts payable	$13	$9
Construction retainage	5	6
Interest payable to distribution fund	18	17
Carpet care reserve	67	55
Participants’ fund balances	2,222	1,975
Total liabilities and participants’ fund balances	$2,325	$2,062

See accompanying notes to these condensed financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION
CONDENSED STATEMENTS OF CHANGES IN PARTICIPANTS’ FUND BALANCES
FOR THREE ENDED MARCH 31, 2006 AND 2005
(in thousands) (unaudited)

	Three months ended March 31,
	2006	2005
DISTRIBUTION FUND
Balance, beginning of period	$—	$—
Additions:
Amounts available for distribution	2,044	1,899
Interest received or receivable from Maintenance Escrow Fund	18	8
Reductions:
Amounts withheld for Maintenance Escrow Fund	(401)	(416)
Distribution accrued or paid to participants	(1,661)	(1,491)
Balance, end of period	$—	$—

See accompanying notes to these condensed financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION
CONDENSED STATEMENTS OF CHANGES IN PARTICIPANTS’ FUND BALANCES
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(in thousands) (unaudited)

	Three months ended March 31,
	2006	2005
MAINTENANCE ESCROW FUND
Balance, beginning of period	$1,975	$1,998
Additions:
Amounts withheld from occupancy fees	401	416
Interest earned	18	8
Charges to participants to establish or restore escrow balances	175	70
Reductions:
Maintenance charges	(216)	(215)
Carpet care reserve deposit	(20)	(23)
Interest accrued or paid to Distribution Fund	(18)	(8)
Refunds to participants pursuant to the Master Lease Agreements	(93)	(49)
Balance, end of period	$2,222	$2,197

See accompanying notes to these condensed financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(in thousands) (unaudited)

	Three months ended March 31,
	2006	2005
DISTRIBUTION FUND
Gross revenue	$5,755	$5,197
Deductions:
Agents’ commissions	294	284
Resort fees	112	—
Credit card fees	132	119
Professional fees	6	6
Linen replacements	75	52
Rental pool complimentary fees	1	—
	620	461
Adjusted gross revenue	5,135	4,736
Amount retained by lessee	(3,081)	(2,841)
Gross income distribution	2,054	1,895
Adjustments to gross income distribution:
General pooled expense	(1)	—
Corporate complimentary occupancy fees	6	6
Interest	(3)	(3)
Occupancy fees	(446)	(462)
Advisory committee expenses	(54)	(48)
Net income distribution	1,556	1,388
Adjustments to net income distribution:
Occupancy fees	446	462
Westin Associate room fees	42	49
Available for distribution to participants	$2,044	$1,899

See accompanying notes to these condensed financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

(unaudited)

1.             Rental Pool Lease Operations

Organization and Operations

GTA-IB, LLC (the “Company”) is a single member limited liability company, wholly owned by GTA-IB Golf Resorts, LLC. GTA-IB Golf Resorts, LLC is itself a wholly owned subsidiary of Golf Trust of America, L.P. There is no established market for the Company’s membership interests. The preceding unaudited financial statements of the Rental Pool Lease Operations (the “Rental Pool”) at the Westin Innisbrook Golf Resort (the “Resort”) are for the periods ended March 31, 2006 and 2005.  The Rental Pool consists of condominiums at the Resort which are provided as resort accommodations by their owners.

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

The Lessors’ Advisory Committee invests the maintenance escrow funds on behalf of the Participants and in compliance with restrictions in the Agreements. The Lessors’ Advisory Committee consists of nine Participants elected to advise the Resort owner in Rental Pool matters and negotiate amendments to the lease agreement. Income earned on these investments is allocated proportionately to Participants’ Maintenance Escrow Fund accounts and paid quarterly through the Distribution Fund. At March 31, 2006 and 2005, the Maintenance Escrow Fund held certificates of deposit of $1,615,000 and $1,520,000 respectively, with maturity terms ranging from three months to twelve months and bearing interest at rates from 3.65% to 4.85% and 1.8% to 3.45, respectively, At March 31, 2006 and 2005, the cost of these investments approximates fair value.

Going Concern

The continuation and success of the Rental Pool is contingent upon the continuation of the operations of the Resort. In turn, the success of Resort operations is contingent upon the continued participation of condominium owners in the Rental Pool. The Company had income from operations of approximately $2,475 for the three months ended March 31, 2006; however, the impact of seasonality on the Resort’s operations and the projections from the Resort’s manager of the Resort’s cash flow through the end of 2006 raise substantial doubt about the Company’s ability to continue as a going concern. Items related to the continuation of the Resort as a going concern include such issues as:  the sale of condominium units which do not participate in the Rental Pool or through a sale are removed from the Rental Pool, owners of units opting to live in their units, owners renting their units outside of the Rental Pool, and general economic conditions related to the destination resort industry.  The Company’s parent is currently seeking a buyer for the Resort, pursuant to the stockholder-approved plan of liquidation. In the event that the Resort is not sold, it may become necessary for the Resort to seek further cash infusion from its parent, if available, or to seek some other form of re-capitalization to seek to insure the Company’s ongoing viability. The Company’s parent is currently in the process of liquidation. There are no assurances that the Company’s parent, or any affiliate, will have the ability to provide future funding to the Resort, nor are there any assurances that the Company will be able to secure a re-capitalization of some other form.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We, Golf Trust of America, L.P. and one of its subsidiaries entered into a Settlement Agreement dated July 15, 2004, or the Settlement Agreement, with GHR, Golf Hosts, Inc., Golf Host Management, Inc. and Golf Host Condominium, Inc. The Settlement Agreement resolved a number of issues between the parties, including GHR’s default under the $79 million loan made by Golf Trust of America, L.P. to GHR in June 1997. As part of the Settlement Agreement, we took ownership of the Westin Innisbrook Golf Resort, or the Resort, effective at the close of business on July 15, 2004. Additionally, in connection with the Settlement Agreement, we entered into a management agreement with Westin Management Company South, or Westin, providing for Westin’s management of the Resort, and Westin and Troon Golf L.L.C., or “Troon”, entered into a facility management agreement providing for Troon’s management of the golf facilities at the Resort.

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

Results of Operations

Forward Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements are statements that predict or describe future events or trends and that do not relate solely to historical matters. All of our projections in this quarterly report are forward-looking statements. You can generally identify forward-looking statements as statements containing the words “believe,” “expect,” “hope,” “may,” “will,” “anticipate,” “intend,” “estimate,” “project,” “assume” or other similar expressions. Certain factors that might cause such a difference include the following: changes in general economic conditions, including changes that may influence group conferences and guests’ vacation plans, changes in travel patterns, changes in consumer tastes in destinations or accommodations for group conferences and vacations, our ability to continue to operate the Resort under our management contracts, changes in Rental Pool participation by the current condominium owners, settlement of the class action lawsuit involving the Rental Pool agreements, and the resale of condominiums to owners who elect neither to participate in the Rental Pool nor to become club members. You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known (and unknown) risks, uncertainties and other unpredictable factors, many of which are beyond our control. Our forward-looking statements are based on the limited information currently available to us and speak only as of the date on which this report was filed with the SEC. Our continued internet posting or subsequent distribution of this dated report does not imply continued affirmation of the forward-looking statements included in it. We undertake no obligation, and we expressly disclaim any obligation, to issue any updates to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements. Future events are inherently uncertain. Moreover, it is particularly difficult to predict business activity levels at the Resort with any certainty. Accordingly, our projections in this quarterly report are subject to particularly high uncertainty. Our projections should not be regarded as legal promises, representations or warranties of any kind whatsoever. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such differences might be significant and harmful to your interests.

Results of operations

Because the Resort is a destination golf resort, we believe it appeals to a different market than the market to which a stand-alone hotel located in a downtown metropolitan area appeals. The Resort provides recreation, food and beverages to business meetings or group travelers, transient guests who play golf and golf package purchasers and guests who bring their families to the Resort. As a destination golf resort, the Resort’s performance is sensitive to weather conditions and seasonality. The Resort had higher realized revenue and fewer room nights during the first three months of 2006 than during the corresponding period in 2005. We believe that this increase in realized revenue, even though room nights were down, resulted from continuing improved sales and marketing efforts directed towards improving retail sales to group and transient business in addition to increasing sales of golf packages and golf memberships at the Resort.  These market segments produce a greater aggregate spending level per room night.  While overall room nights and golf rounds were down 5.1% and 1.8%, respectively, overall gross revenue per room night increased by $73.25 to $535.40.

The following table shows utilization of the Resort facilities broken into facility type, results of operations and selected Rental Pool statistical data during the three month period ended March 31, 2006 and March 31, 2005:

	Three Months Ended March 31,
	2006	2005	Increase (decrease)	Percentage Change
Utilization of Resort facilities:
Available room nights	51,067	52,158	(1,091)	(2.1)%
Actual room nights
Group	23,093	21,129	1,964	9.3%
Transient	8,683	12,368	(3,685)	(29.8)%
Total room nights	31,776	33,497	(1,721)	(5.1)%
Food and beverage meals	158,709	143,017	15,692	11.0%
Golf rounds
Resort guests	23,421	25,373	(1,952)	(7.7)%
Member/guests	12,858	11,582	1,276	11.0%
Total golf rounds	36,279	36,955	(676)	(1.8)%

	Three Months Ended March 31
	2006	2005	Increase (decrease)	Percentage Change
Results of operations (in thousands):
Revenues
Hotel	$5,845	$5,281	$564	10.7%
Food and beverage	5,132	4,244	888	20.9%
Golf	5,089	4,666	423	9.1%
Other	946	1,289	(343)	(26.6)%
Total revenues	17,012	15,480	1,532	9.9%
Expenses
Hotel	4,107	3,885	222	5.7%
Food and beverage	3,133	2,610	523	20.1%
Golf	1,856	1,839	17	0.9%
Other	2,835	2,523	312	12.4%
General and administrative	1,742	1,601	141	8.8%
Depreciation and amortization	491	798	(307)	(38.5)%
Total expenses	14,164	13,256	908	6.8%
Operating income	2,848	2,224	624	28.0%
Interest expense, net	373	439	(66)	(15.0)%
Net income	$2,475	$1,785	$690	38.7%
Selected Rental Pool statistical data:
Average daily distribution	$40.03	$36.40	$3.63	10.0%
Average room rate	$183.95	$157.66	$26.30	16.7%
Occupancy percentage	62.2%	64.2%	(2.0)%	(3.1)%
Average number of available units	567	580	(13)	(2.2)%

Three months ended March 31, 2006 and 2005.

During the first quarter of 2006, there were 1,721, or 5.1%, fewer occupied room nights than there were for the first quarter of 2005.  As compared to the first quarter of 2005, during the first quarter of 2006 there were 3,685 fewer transient room nights and 1,964 more group room nights, resulting in an aggregate of 1,721 fewer occupied room nights.  Group room nights consist of conference room nights, or room nights which are booked and correlated to a meeting or convention at the Resort, and transient room nights, which are room nights which are booked and do not correlate to a meeting or convention at the Resort.  Transient room nights are often booked 24 hours or less from the date of stay, while group room nights are typically booked no less than 120 days in advance of the date of a stay, with larger groups typically booking 16 to 18 months in advance of a stay.  Transient room nights are often booked as part of golf packages and Internet bookings, among others, but during the first quarter of 2005 a significant number of transient rooms were attributable to the consumption of golf packages at the Resort.  Management believes that transient room nights were lower in the first quarter of 2006 than in the corresponding period in 2005, due primarily to the mild winter months experienced during 2006 in the northern states.  Because the winter months were much warmer in the northern states during the first quarter of 2006 than in 2005, we believe the desire of the transient guest and more particularly the golf package guest, to “get away” was reduced.  This, in turn, resulted in reduced transient business in the first quarter of 2006.  Current booking patterns for 2006 continue to suggest that group business is returning to the Resort. Booked group and conference room nights at the Resort for the quarter ended March 31, 2006 have increased by approximately 1,964, or 9.3%, as compared to the same period last year.

The effect of the reduction in the occupied room nights during the first quarter of 2006 was offset by improved average room rates and ancillary spending patterns of the guests, specifically, increased golf package nights with their significantly higher food and beverage spending, coupled with increases in banquet sales. Total revenue for the Resort was greater during the three months ended March 31, 2006 than in the three months ended March 31, 2005. An overall increase in spending by the Resort’s guests, for rooms and food and beverage spending attributable to package nights, offset the reduction in gross revenue that resulted from the lower number of room nights in the first quarter of 2006 as compared to the first quarter of 2005.  The average room rate increased from $157.66 in 2005 to $183.95 in 2006.  Aggregate spending during the first quarter of 2006, per room night was, as compared to the same period in 2005, was $535.40 versus $462.14.   The most significant increase in revenues at the Resort occurred in the Food & Beverage department. Revenues of that department increased by approximately $888,000, or 21%, for the three months ended March 31, 2006, as compared to the same period in 2005. Overall food and beverage revenues increased as the food and beverage total covers (meals) increased by 15,692 or 11.0%.  This aggregate increase in covers served was primarily attributed to the Resort’s banquets, catering and room service, with a combined increase of approximately 16,034 covers. Covers attributed to the Resort’s casual restaurants and pool service decreased by approximately 342. Golf revenue increased by approximately $423,000, primarily as a result of the utilization of the specific golf-marketing fund to promote the sale of golf packages throughout the eastern United States.  As a result, golf package business increased by 801 rounds or 7.0% for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005.   In the aggregate, golf rounds were down by 676 while revenues were higher as a result of the capture of higher greens fees and ancillary spending in the pro shops. The net reduction in aggregate rounds resulted primarily from 2,221 fewer rounds played by the transient resort guest, while other player categories, including packages, experienced increases in round play in the aggregate of 1,545 rounds played.  The number of total golf rounds played in the three months ended March 31, 2006 was 36,279 compared to 36,955 in the same period of 2005. Golf revenue does not necessarily increase or decrease exactly in proportion to occupied room nights because golf revenue also includes member dues and fees and day golf group fees, neither of which is directly related to occupied room nights. Increases in total revenue due to improved spending of the Resort’s guests in the first quarter or 2006 as compared to the first quarter of 2005 were offset by a decrease in Other Revenue of approximately $343,000, primarily as a result of the Resort no longer charging a resort fee.

We continue to monitor total operating expenses in an attempt to insure that the Resort manager controls expenses and that the expenses bear a direct correlation to the room nights, food and beverage covers and golf round demand. Aggregate total operating expenses do not generally increase or decrease on a one-to-one basis with total operating revenue because the Resort must carry a minimum fixed operating staff and other support expenses at all times. In those operating departments where the variable costs can best be managed, we manage these costs consistent with room, food and beverage and golf demand. Total Resort operating expenses, before depreciation and amortization and excluding the Rental Pool amortization in hotel operations, increased by approximately $1,215,000, or 9.9%, for the three month period ended March 31, 2006 as compared to the corresponding period in the prior year. This increase of 9.9% is primarily attributable to the increase in total operating revenue of approximately 9.9% during the three-month comparative period.

Depreciation and amortization expense, excluding the Rental Pool amortization included in hotel expenses, was approximately $491,000 and $798,000 for the three months ended March 31, 2006 and 2005, respectively.  The net decrease in this expense is primarily related to certain intangible assets being fully amortized prior to the three months ended March 31, 2006.

Interest expense, net of interest income, was approximately $373,000 and $439,000 for the three months ended March 31, 2006 and 2005, respectively, and reflect amortization of the discount on the Rental Pool obligation, Westin Long-Term liability and the Troon Long-Term liability. The participating mortgage loan that was assumed by us from GHR was amended to adjust the outstanding balance to $39,240,000. That note is now non-interest bearing.

The net income for the three months ended March 31, 2006 was approximately $2,475,000, compared to a net income for the three months ended March 31, 2005 of approximately $1,785,000.

During the three months ended March 31, 2006, approximately $226,000 of the capital reserve funds were disbursed. Of those disbursed funds, $207,000 was used to pay lease payments on existing and additional equipment consisting of bellman vehicles, golf cart leases, golf course equipment leases, telephone equipment leases and cable leases and the balance was for various capital improvement projects and replacements throughout the Resort.  During the three months ended March 31, 2005, approximately $319,000 of the capital reserve funds were disbursed to (i) pay lease payments on existing equipment consisting of bellman vehicles, golf cart leases, golf course equipment leases, telephone equipment leases and cable leases, (ii) replace carpet in the Edinburgh conference center, (iii) replace aging fuel tanks, (iv) repair the roof of the Highlands clubhouse and (v) repair to the driving range tents, nature walks, electrical systems and tennis center air conditioning.

Other Matters

On April 25, 2006, the Company entered into an agreement with Suncoast Charities, Inc., or Suncoast, which provides for Suncoast to lease the Copperhead golf course for seven and one half days during the month of March for a PGA TOUR event, and for the same period during each of the years 2007 through 2012. The agreement provides, among other things, for a base fee plus a participation fee in the event the aggregate ticket sales during any tournament year exceed the greater of 115% of the 2005 or 2006 tournament ticket sales.

Contractual Obligations, Contingent Liabilities and Commitments

The following table summarizes our contractual obligations at March 31, 2006, and the effect such obligations are expected to have on our liquidity and cash flow (or upon our successors in interest under the applicable contracts, if the contracts are not terminated) in future periods:

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Master lease agreement with the condominium owners participating in the Rental Pool	$6,854	$1,435	$3,739	$1,662	$18
Management agreements(1)	20,685	1,900	5,585	3,300	9,900
Troon supplemental fee	800	—	—	—	800
Mortgage Note payable to Golf Trust of America, L.P.	39,240	—	—	—	39,240
Operating and capital leases	1,689	530	1,159	—	—
Service agreements and other	2,639	1,056	1,528	55	—
Working capital advances from Golf Trust of America, L.P., net	2,976	—	2,976	—	—

Total of the Resort’s obligations	$74,883	$4,921	$14,987	$5,017	$49,958

(1)  If our management agreement with Westin is terminated prior to its expiration date of December 31, 2017, a minimum termination fee of $5,500 will be due at termination in lieu of fees otherwise payable to Westin pursuant to that management agreement.

Interest is reflected, as applicable, in the commitments and obligations listed above.

Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations, Contingent Liabilities and Commitments” in our Form 10-K for the year ended December 31, 2005, filed on April 17, 2006, for a description of our contractual obligations.

Liquidity and Capital Resources

Our working capital position is approximately $629,000 as of March 31, 2006. We continue to experience seasonal fluctuations in our net working capital position. Seasonality impacts our liquidity because there is more available cash during the winter months, specifically in the first quarter, than in the late summer months when cash becomes very limited. We received intercompany advances from Golf Trust of America, L.P. to support working capital needs in the amounts of $2,000,000, $400,000 and $650,000 in July 2004, September 2005 and November 2005, respectively.  The net proceeds of these loans have been fully expended by Westin to support operational expenses of the Resort. Generally, our only source of cash is from any profitable operations of the Resort. While the financial performance of the Resort is showing signs of recovery since the Company assumed title to the Resort on July 15, 2004, current projections provided by Westin indicate an operational cash flow shortfall by August 2006.  Further, the Resort’s credit capacity is limited.  Working capital needs may require us to seek a further intercompany advance from Golf Trust of America, L.P.; however, there can be no assurances as to the specific timing or amount of any such intercompany advance.

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

As of March 31, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-15. With the assistance of Westin, our Chief Executive Officer and our Chief Financial Officer concluded that as of March 31, 2006 our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our Exchange Act reports. Except as described above, there have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

Property Tax Lawsuit

We filed a lawsuit against the property appraiser of Pinellas County Florida, or Pinellas County to challenge the 2004 and 2005 real estate assessment on the Resort property. Pinellas County filed a motion to dismiss, which was denied by the court. No trial date has been set. If Pinellas County were to prevail, management believes that there would be no material adverse effect upon our financial statements, as the entire Pinellas County assessment is fully accrued and accounted for at March 31, 2006.

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

We cannot guarantee that we will be able to sell the Resort on reasonable terms, if at all. Further, we cannot predict the amount of time that will be required to negotiate and close a sale of the Resort. In the event that GTA experiences liquidity constraints or other financial pressures due to the protracted negotiation of the sale of the Resort, GTA may be unwilling or unable to fund the Resort and the Rental Pool refurbishment. Even in the event that we successfully sell the Resort in the near term, we expect that the party who purchases the Resort will assume responsibility for the operational costs of the Resort and the Rental Pool. We cannot guarantee the level of funding and management attention that will be given to the Resort and the Rental Pool after we sell it. In the event that we, GTA and, if applicable, the Resort’s ultimate owner do not devote sufficient management resources and funding to the Resort and the Rental Pool, distributions to the Rental Pool participants could be substantially reduced.

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

In the event that we sell the Resort, we expect that we will no longer be responsible for the Rental Pool obligations, and that the party who acquires the Resort will determine the funding for the Rental Pool based upon its willingness and ability to pay these obligations. We cannot guarantee that the party who acquires the Resort will provide adequate funding for the Resort in general or for refurbishment expenses in particular.

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

If we are not able to sell the Resort, obtain some form of financing or receive additional intercompany advances from our parent if we indeed experience the anticipated operating cash shortfall at the end of the summer of 2006, we may experience severe liquidity problems, not be able to meet the demands of our creditors and, ultimately become subject to bankruptcy proceedings.

Generally, the Company’s only source of cash is from profitable operations of the Resort. While the financial performance of the Resort has shown signs of recovery since the Company assumed title to the Resort on July 15, 2004, current projections provided by Westin indicate an operational cash flow shortfall by the end of the summer of 2006. Further, the Resort’s credit capacity is limited.   If the Resort experiences the currently projected cash flow shortfall in 2006, we may be required to seek to provide additional capital to the Resort. In 2005, our parent funded $1,050,000 to address seasonal cash flow shortfalls. However, there are no assurances that additional intercompany advances will not be necessary prior to the consummation of a sale of the Resort. In the event that we are unable to sell the Resort, obtain some form of financing or receive additional intercompany advances from our parent, we may be unable to pay our obligations as they become due or upon demand.,We may experience liquidity problems and not be able to meet our financial obligations of our creditors. If we cannot meet our obligations to our creditors, we could ultimately become subject to bankruptcy proceedings.

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

As discussed in further detail under the heading “Legal Matters” in Part I, Item 3 of this report, on March 10, 2005 we filed a motion to intervene as a defendant in the lawsuit styled Innisbrook Condominium Association, Inc., C. Frank Wreath, Meredith P. Sauer, and Mark Banning (as plaintiffs) vs. Pinellas County, Florida, Golf Host Resorts, Inc. and Innisbrook F LLC (as defendants), Case No. 043388CI-15. This matter relates to a tract of land within the Resort known as Parcel F. In April 2005, a subsequent lawsuit relating to this matter was filed. We are also a defendant in this subsequent lawsuit. In this report, we refer to the March 2005 and the April 2005 lawsuits collectively as the Land Use Lawsuits.

On January 6, 2006, the court ruled in favor of all defendants and against all plaintiffs as to each count in both cases. While we believe that the January 6, 2006 ruling is a favorable result for us and for the other defendants, the plaintiffs in the Land Use Lawsuits filed an appeal of that ruling on March 31, 2006.

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

Risk factors relating to GTA and GTA’s operating partnership

Our parent is a subsidiary of GTA’s operating partnership. GTA is a public reporting company under the Exchange Act. Due to our relationship with GTA, including our dependence upon GTA, its operating partnership or its subsidiaries for funding that we may require, we believe that its risk factors are relevant to our sole member and to the participants in the Rental Pool. You should note that certain of the information contained in GTA’s risk factors from GTA’s Form 10-Q for the quarter ended March 31, 2006, which are filed as Exhibit 99.1 hereto, particularly those specific to GTA’s liquidating distributions, are not relevant to you unless you are a holder of GTA’s common stock; however, such risk factors are informative in that they may indicate certain factors or events that may impact GTA and reduce GTA’s willingness or ability to provide funding to the Resort and the Rental Pool units.

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

GTA-IB, LLC, registrant

Date: May 15, 2006	/s/ W. Bradley Blair, II
W. Bradley Blair, II
President and Chief Executive Officer

Date: May 15, 2006	/s/ Scott D. Peters
Scott D. Peters
Secretary and Chief Financial Officer