Form 10-Q
period 2006-06-30
GTA-IB, LLC
filed 2006-08-21
CIK 1306051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒        Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended: June 30, 2006

☐        Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

for the transition period from               to

Commission File Number 333-120538

GTA-IB, LLC
(Exact name of registrant as specified in its charter)

Florida	05-0546226
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

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

Yes ☐  No ☒

No established market exists for the Registrant’s membership interests, so there is no market value for such membership interests.  There are no membership interests held by non-affiliates as of June 30, 2006.

Issuer has no common stock subject to this report.

GTA-IB, LLC

FORM 10-Q

FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

Cautionary Note Regarding Forward-Looking Statements

The following report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements that predict or describe future events or trends and that do not relate solely to historical matters. All of our projections in this quarterly report are forward-looking statements. You can generally identify forward-looking statements as statements containing the words “believe,” “expect,” “hope,” “may, “will,” “anticipate,” “intend,” “estimate,” “project,” “assume” or other similar expressions. Certain factors that might cause such a difference include the following: changes in general economic conditions; including changes that may influence group conference and guests’ vacation plans; changes in travel patterns; changes in consumer tastes in destinations or accommodations for group conferences and vacations; changes in rental pool participation by the current condominium owners; settlement of the class action lawsuit involving the rental pool agreements; our ability to continue to operate the Westin Innisbrook Golf Resort under our management contracts; the resale of condominiums to owners who elect neither to participate in the rental pool nor to become members of the Innisbrook Resort and Golf Club; and our relationship with the Westin Management Company. You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known (and unknown) risks, uncertainties and other unpredictable factors, many of which are beyond our control. Our forward-looking statements are based on the limited information currently available to us and speak only as of the date on which this report was filed with the Securities and Exchange Commission. Our continued internet posting or subsequent distribution of this dated report does not imply continued affirmation of the forward-looking statements included in it. We undertake no obligation, and we expressly disclaim any obligation, to issue any updates to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements. Future events are inherently uncertain. Moreover, it is particularly difficult to predict business activity levels at the Resort with any certainty. Accordingly, our projections in this quarterly report are subject to particularly high uncertainty. Our projections should not be regarded as legal promises, representations or warranties of any kind whatsoever. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such differences might be significant and harmful to your interests.

GTA-IB, LLC
CONDENSED COMBINED BALANCE SHEETS
AS OF JUNE 30, 2006 AND DECEMBER 31, 2005
(in thousands)

	June 30, 2006	December 31, 2005
	(unaudited)
Assets
Current assets	$8,282	$6,491
Property and equipment, net	27,759	28,322
Intangibles, net	15,742	16,635
Other assets	2,624	2,647
Total Assets	$54,407	$54,095
Liabilities
Current liabilities	$8,330	$9,242
Westin termination fee, short term	5,324	—
Long-term debt, less current maturities	42,820	42,841
Other long term liabilities	5,174	10,502
Total Liabilities	61,648	62,585
Commitments and Contingencies
Member’s Deficit	(7,241)	(8,490)
Total Liabilities and Member’s Deficit	$54,407	$54,095

See accompanying notes to condensed combined financial statements.

GTA-IB, LLC
CONDENSED COMBINED STATEMENTS OF OPERATIONS AND MEMBER’S DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(in thousands) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues
Hotel	$3,444	$3,452	$9,289	$8,733
Food and beverage	2,686	2,816	7,818	7,060
Golf	3,527	3,392	8,616	8,058
Other	602	1,064	1,549	2,354
Total revenues	10,259	10,724	27,272	26,205
Expenses
Hotel	2,843	3,030	6,950	6,915
Food and beverage	1,878	1,968	5,011	4,578
Golf	1,911	1,823	3,767	3,662
Other	2,540	2,621	5,377	5,143
General and administrative	1,410	1,067	3,152	2,670
Depreciation and amortization	533	537	1,024	1,335
Total expenses	11,115	11,046	25,281	24,303
Operating income	(856)	(322)	1,991	1,902
Interest expense, net	370	375	743	814
Net (loss) income	(1,226)	(697)	1,248	1,088
Member’s deficit, beginning of period	(6,015)	(2,655)	(8,489)	(4,440)

Member’s deficit, end of period	$(7,241)	$(3,352)	$(7,241)	$(3,352)

See accompanying notes to condensed combined financial statements.

GTA-IB, LLC
CONDENSED COMBINED STATEMENTS OF CASH FLOWS FOR THE
SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(in thousands) (unaudited)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$1,248	$1,088
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,685	1,994
Provision for bad debts	279	—
Non-cash interest	558	616
Other changes in operating assets and liabilities	215	(1,282)
Net cash provided by operating activities	3,985	2,416
Cash flows used in investing activities:
Purchases of property and equipment	(97)	(450)
Cash flows used in financing activities:
Repayment of long-term debt and capital lease obligations	(701)	(545)
Net increase in cash	3,187	1,421
Cash and cash equivalents, beginning of period	1,519	1,832
Cash and cash equivalents, end of period	$4,706	$3,253

Supplemental Cash Flow Information:
Cash paid for interest	$192	$212
Non-cash financing and investing activities:
Assets acquired through capital leases	$181	$416

See accompanying notes to condensed combined financial statements.

GTA-IB, LLC

FORM 10-Q

NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005

 (unaudited)

1.   Innisbrook Resort Ownership and Operations

GTA-IB, LLC (the “Company”) is owned by GTA-IB Golf Resort, LLC, which in turn is 100% owned by Golf Trust of America, L.P. (the “Operating Partnership”). Golf Trust of America, Inc. (“GTA”) indirectly owns 99.6% of the Operating Partnership. The remaining 0.4% of the Operating Partnership is owned by its one limited partner. The Operating Partnership is GTA’s operating partnership. Golf Host Resorts, Inc. (“GHR”, “the predecessor owner” or “the former borrower”), an entity affiliated with Starwood Capital Group LLC, is the former owner of the Westin Innisbrook Golf Resort (the “Resort”) and the former borrower under a participating mortgage loan funded by the Operating Partnership. This participating mortgage loan was secured by the Resort, cash, undeveloped land at the Resort and 368,365 shares of GTA’s common stock. The Resort is a 72-hole destination golf and conference facility located near Tampa, Florida.

The Company entered into a Settlement Agreement dated July 15, 2004 (the “Settlement Agreement”) with the Operating Partnership and GHR, Golf Hosts, Inc., Golf Host Management, Inc., Golf Host Condominium, Inc. and Golf Host Condominium, LLC. The Settlement Agreement resolved a number of issues between the parties, including GHR’s default under the $79,000,000 loan made by the Operating Partnership to GHR in June 1997. As part of the Settlement Agreement, the Company took ownership of the Resort on July 15, 2004. In connection with the Settlement Agreement, the Company entered into a management agreement with Westin Management Company South (“Westin”), which provides for Westin’s management of the Resort, and Westin and Troon Golf L.L.C. (“Troon”) entered into a facility management agreement providing for Troon’s management of the golf facilities at the Resort.

In connection with the Settlement Agreement, the Company assumed control and operation of the Rental Pool Lease Operations at the Resort (the “Rental Pool”).  The Rental Pool was operated and controlled by GHR prior to that time. On a year-to-year basis, approximately 500 of the 938 condominium units at the Resort are leased by the Company from the condominium owners and used as hotel accommodations for the Resort pursuant to rental pool lease arrangements. The Company is the lessee under these rental pool lease operation agreements.  Those agreements provide that the Company will distribute a percentage of room revenues to participating condominium owners who permit the Company to lease their units as hotel accommodations.

The Operating Partnership had previously entered into an agreement with GHR and the prospective purchaser of a parcel of undeveloped land within the Resort which is known as Parcel F. This agreement, known as the Parcel F Development Agreement, was executed on March 29, 2004 and amended on August 10, 2005 to add the Company as a party. The Parcel F Development Agreement provides for the terms and conditions under which Parcel F may be developed, and includes restrictions on GHR, the owner of Parcel F, which are designed to avoid interference with the ongoing operations of the Resort.  The Parcel F Development Agreement also contains provisions which the Company believes will increase the Operating Partnership’s ability to better manage the location of the access road for Parcel F.

GTA is presently in the process of liquidating pursuant to a plan of liquidation approved by its stockholders on May 22, 2001.

Going Concern

As of June 30, 2006, the Company has a working capital deficit of approximately $5,372,000.  This working capital deficit resulted primarily from the reclassification of the Westin termination fee and related deferred management fees from long term to short term obligations.  The reclassified termination fee and deferred management fees aggregated approximately $5,628,000 at June 30, 2006.  See Note 9 for further discussion of this reclassification.  The Company reported net income of approximately $1,248,000 for the six months ended June 30, 2006.  The Company continues to experience seasonal fluctuations in its net working capital position. During 2004, GTA advanced $2,000,000 to the Company for working capital. During 2005,  GTA advanced an additional $1,050,000 to the Company. The proceeds of these loans have been utilized by Westin to support operational expenses of the Resort. Generally, the Company’s only source of cash is from profitable operations of the Resort. While the financial performance of the Resort has shown signs of recovery since the Company assumed title to the Resort on July 15, 2004, current projections provided by Westin indicate an operational cash flow shortfall of up to approximately $750,000 is likely to occur at some point in the fourth quarter of 2006.  Further, the Resort’s credit capacity is limited. GTA is currently seeking a buyer for the Resort, pursuant to the stockholder-approved plan of liquidation. In the event that the Resort is not sold, it may become necessary for the Resort to seek further cash infusion from GTA, if available, or to seek some other form of re-capitalization to seek to insure the Company’s ongoing viability. GTA is currently in the process of liquidation. There are no assurances that GTA, or any affiliate, will have the ability to provide future funding to the Resort, nor are there any assurances that the Company will be able to complete a recapitalization which will allow the Company to remain viable.

2.   Basis of Presentation

The settlement described in Note 1 above, pursuant to which the Company took title to the Resort, was accounted for using methods consistent with purchase accounting in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. Accordingly, the Company, with the assistance of its independent financial advisor, recorded the tangible and identified intangible assets of the Resort at their respective fair values. The long-term liabilities of the Resort were stated at their fair value based on net present value calculations.

Principles of Combination

The financial statements and footnotes reflect the combined financial results of the Company, GTA-IB Condominium, LLC and GTA-IB Management, LLC. These legal entities are all wholly owned subsidiaries of the Operating Partnership, GTA-IB Condominium, LLC holds the title to three condominium units at the Resort that participate in the Rental Pool.  GTA-IB Management, LLC is the entity that employs substantially all of the employees working at the Resort. There are no other operations of GTA-IB Condominium, LLC and GTA-IB Management, LLC. The Company holds title to the Resort and is the entity in which all of the Resort operations are recorded. All intercompany transactions and account balances have been eliminated in combination.

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

3.   Property and Equipment

Property and equipment consists of the following:

	June 30, 2006	December 31, 2005
	(in thousands)
	(unaudited)
Land	$1,968	$1,968
Buildings	14,722	14,722
Golf course improvements	7,529	7,533
Machinery and equipment	6,439	6,230
	30,658	30,453
Less accumulated depreciation	(2,899)	(2,131)
	$27,759	$28,322

At June 30, 2006, machinery and equipment includes certain equipment with a net book value of $1,503,000 recorded under capital leases. Depreciation expense amounted to approximately $400,000 and $349,000 for the three months ended June 30, 2006 and 2005, respectively.  Depreciation expense amounted to $792,000 and $753,000 for the six months ended June 30, 2006 and 2005, respectively.

4.   Intangibles and Other Assets

Intangible assets represent the value of the following that existed at July 15, 2004: (i) the trademark and tradename of “Innisbrook”; (ii) the Rental Pool; (iii) the guest room bookings; (iv) the club memberships; and (v) the water contract that provides irrigation water for the golf courses at no charge (up to certain specified limits). The intangible assets are being amortized over the specific term or benefit period of each related contract.

Intangible Assets	Amortization Period	June 30, 2006	December 31, 2005
		(in thousands)
		(unaudited)
Water Contract	None since renewable in perpetuity	$2,300	$2,300
Rental Pool	89.5 months	9,870	9,870
Guest Bookings	Less than 24 months	1,100	1,100
Club Memberships	144 months	4,400	4,400
Trade Name	None since renewable in perpetuity	2,500	2,500
		20,170	20,170
Less accumulated amortization		(4,428)	(3,535)
		$15,742	$16,635

Amortization expense amounted to approximately $464,000 and $518,000 for the three months ended June 30, 2006 and 2005, respectively, and $893,000 and $1,241,000 for the six months ended June 30, 2006 and 2005, respectively.  Of these amounts, approximately $330,000 in the three months ended June 30, 2006 and the three months ended June 30, 2005 and $660,000 in the six months ended June 30, 2006 and and the six months ended June 30, 2005, are included in hotel expenses and are not included in depreciation and amortization in the Condensed Consoldiated Statements of Operations. Anticipated amortization expense for the next five years and thereafter is set forth in the table below:

Year	Principal (in thousands)
July 1 through December 31, 2006	$844
2007	1,688
2008	1,688
2009	1,688
2010	1,688
Thereafter	3,346
Total	$10,942

Other assets include the Company’s interest in the net proceeds from any sale of Parcel F.  The Company’s share of the proceeds, to be received by the predecessor owner from the sale of Parcel F, are estimated to be $2,200,000, but could be substantially less in the event of a sale thereof. See also Note 1.  Also included in other assets are certain design fees for the refurbishment program of $219,000 as of June 30, 2006 and $236,000 as of December 31, 2005. The Company has a contractual right under Rental Pool lease agreements to be reimbursed for these design fees by the Rental Pool participants.  This reimbursement is received in the form of a deduction from the quarterly Rental Pool refurbishment payments.

5.   Current Liabilities

Current liabilities consist of the following:

	June 30, 2006	December 31, 2005
	(in thousands)
	(unaudited)
Accounts payable	$1,401	$2,008
Accrued payroll costs	1,335	1,554
Other payables and accrued expenses	1,754	1,833
Deposits and deferred revenue	1,958	2,438
Deferred management fees	304	—
Current portion of capital leases	329	336
Current portion of refurbishment liability	1,249	1,073
	$8,330	$9,242

Westin Termination Fee

The July 15, 2004 management agreement that the Company executed with Westin (the “Management Agreement”) provides for the payment of a termination fee to Westin, subject to the terms and conditions of that agreement. If not earlier terminated, the Management Agreement will expire on December 31, 2017. The termination fee is reduced $365 for each day that elapses from the effective date until the termination date; provided, however, that the termination fee shall not be reduced to less than $5,500,000. The Company’s obligation to pay termination fees, which is included in other long-term liabilities on the balance sheet, was recorded at its net present value on July 16, 2004 of $4,631,000 (calculated at a discount rate of 7%). Amortization of the discount is charged to interest expense ratably over the period through December 31, 2006. The amortization charged to interest expense was $88,000 for the three months ended June 30, 2006 and the three months ended June 30, 2005 and $176,000 for six months ended June 30, 2006 and the six months ended June 30, 2005.  As of June 30, 2006 and December 31, 2005, the net present value of this liability was $5,324,000 and $5,147,000, respectively.  The termination fee under the Management Agreement was reflected as long-term obligation as of December 31, 2005, but was reclassified as a short-term obligation as of June 30, 2006.  See Note 9 for further discussion.

Deferred Management Fees

As of June 30, 2006 and December 31, 2005, the Company recorded deferred management fees of $304,000 and $204,000, respectively.  These fees were reflected as a long-term liability as of December 31, 2005, but were reclassified to a short-term liability as of June 30, 2006.  See Note 9 for further discussion.

6.   Long-Term Debt

The Company’s long-term debt consists of the following:

	June 30, 2006	December 31, 2005
	(in thousands)
	(unaudited)
Non-interest bearing mortgage note due to the Operating Partnership, maturing in June 2027	$39,240	$39,240
Advances from the Operating Partnership, net	2,976	2,976
Capital leases less current portion	604	625
	$42,820	$42,841

7.   Other Long-Term Liabilities

Master Lease Refurbishment Obligation

On July 16, 2004, the Company recorded a liability of $4,532,000 for the refurbishment program pursuant to the master lease agreement, or MLA, of the Rental Pool.  This liability represented the Company’s obligation to pay to the various participants in the Rental Pool an amount equal to 50% of the cost to refurbish their respective units, and was recorded at the then net present value (calculated at a discount rate of 15%) of the total principal payments of $7,273,000.  Principal and interest payments are due quarterly over the repayment period of the program, beginning with the first quarter of 2005 and ending with the fourth quarter of 2009. Interest on this liability accrues at a rate of 5% and is paid quarterly. Amortization of the discount is charged to interest expense ratably over the period from January 1, 2005 through December 31, 2009.

In addition, the Company agreed to provide refurbishment reimbursement for units placed into the Rental Pool at any time after January 1, 2005, but before December 31, 2005.  The owners of these units will be paid 25% of their investment in the refurbishment, with interest at 2.5% per annum.  The owners of these units currently receive interest and will receive principal payments beginning in 2008 and ending when they are paid in full in 2012.

The amortization charged to interest expense was $180,000 or the three months ended June 30, 2006 and the three months ended June 30, 2005. The amortization charged to interest expense was $357,000 and $415,000 for the six months ended June 30, 2006 and 2005, respectively.  The net present value of this liability is $4,464,000 and $4,647,000 as of June 30, 2006 and December 31, 2005, respectively, of which $1,249,000 and  $1,073,000, respectively, is included in current liabilities (see Note 5).

The corresponding benefit from the MLA refurbishment program was included in the valuation of the rental pool intangible asset which is being amortized over the term of the current master lease agreement that expires in 2011. Minimum undiscounted principal payments on the MLA refurbishment program are as follows:

Year	Amount (in thousands)
July 1 – December 31, 2006	$ 532
2007	1,417
2008	1,781
2009	2,140
2010	18
Thereafter	50
Total	$5,938

Our obligations to reimburse the Rental Pool Participants for their refurbishment expenses is contingent on the units remaining in the Rental Pool from the time of their refurbishment through 2009. If the unit does not remain in the Rental Pool during the reimbursement period from 2005 through 2009, the owner or successor owner forfeits any unpaid installments at the time the unit is removed from the Rental Pool.

Troon Supplemental Fee

A July 15, 2004 facility management agreement executed by Westin and Troon provides for the payment by the Company to Troon of a supplemental fee, subject to the terms and conditions of that facility management agreement, of $800,000. If not earlier terminated, the facility management agreement will expire in July 15, 2009. The Company’s obligations to Troon were recorded at their net present value on July 16, 2004. The net present value on that date was $682,000 (calculated at a discount rate of 7%). Amortization of the discount is charged to interest expense ratably over the period through December 31, 2006. The amortization charged to interest expense for three months ended June 30, 2006 and 2005 was $12,000.  The amortization charged to interest expense for the six months ended June 30, 2006 and 2005 was $24,000.  As of June 30, 2006 and December 31, 2005, the net present value of this liability was $776,000 and $752,000, respectively.

Other

As of June 30, 2006 and December 31, 2005, the Company recorded deferred revenue from member initiation fees of $1,183,000 and $825,000, respectively.

8.  Commitments and Contingencies

Employee Benefit Plans

The Company maintains a defined contribution Employee Thrift and Investment Plan, which provides retirement benefits for all eligible employees, including employees of GTA-IB Operations, LLC, who have elected to participate. Employees must fulfill a 90-day service requirement to be eligible to participate in this plan. The Company currently matches one half of the first 6% of the contributions of each employee  The Company made contributions of approximately $43,000 and $51,000 for the three months ended June 30, 2006 and 2005, respectively, and $106,000 and $98,000 for the six months ended June 30, 2006 and 2005, respectively.

Westin Management Company South and Troon Golf L.L.C.

The Management Agreement between the Company and Westin provides that Westin will manage the Resort for a fee equal to 2.2% of the Resort’s gross revenue. Contemporaneously with the signing of the Management Agreement, Westin entered into a management contract with Troon providing that Troon will manage the golf facilities of the Resort for a fee payable by the Company which shall equal 2% of the Resort’s gross golf revenue.  The Company pays monthly management fees to Westin and Troon. Westin and Troon also have a contractual right to earn supplemental fees based on financial performance. The Management Agreement between the Company and Westin will terminate on December 31, 2017, unless it is earlier terminated pursuant to its terms (see Note 9). Troon’s contract with Westin will terminate on July 15, 2009, unless it is earlier terminated pursuant to its terms.

For the three and six months ended June 30, 2006 and 2005, the payments made to Westin and Troon under their respective management agreements are reflected in the table below:

	Three months ended June 30,		Six months ended June 30,
	(in thousands) (unaudited)
	2006	2005	2006	2005
Westin	$231	$231	$595	$559
Troon	70	68	172	161
Total	$301	$299	$767	$720

Land Use Lawsuit

On March 10, 2005, the Company filed a Motion to Intervene in the suit titled Innisbrook Condominium Association, Inc., C. Frank Wreath, Meredith P. Sauer, and Mark Banning, Plaintiffs vs. Pinellas County, Florida, Golf Host Resorts, Inc. and Innisbrook F LLC, Defendants, Case No. 043388CI-15. This motion was filed in the Circuit Court of the Sixth Judicial Circuit, in and for Pinellas County, Florida, Civil Division.  In this report, the Company refers to this matter as the “Initial Land Use Lawsuit.” The plaintiffs in the Initial Land Use Lawsuit have filed a multi-count complaint seeking injunctive and declaratory relief with respect to the land use and development rights of a tract of land known as Parcel F. Parcel F is a parcel of land located within the Resort and owned by GHR. The plaintiffs allege that there are no remaining development units (residential units) available to be developed within the Resort property. On March 29, 2005, the Company filed a Motion to Intervene as a defendant in the Initial Land Use Lawsuit in order to protect its property, and its land use and development rights with respect to Parcel F and its property. A hearing on the Motion to Intervene was held on April 4, 2005, after which the court granted the Company’s Motion to Intervene. On April 5, 2005, the Company joined in the filing of a Motion to Dismiss and Motion to Strike three of the seven counts of the plaintiffs’ complaint. The court granted the Motion to Dismiss on April 26, 2005. On that same date, four individuals (Joseph E. Colwell, Marcia G. Colwell, Kirk E. Covert, Deborah A. Covert) and Autumn Woods Homeowner’s Association, Inc. moved to intervene in the Initial Land Use Lawsuit. The court has not ruled on that motion. On April 8, 2005, a separate suit was filed by James M. and Mary H. Luckey and Andrew J. and Aphrodite B. McAdams against Pinellas County, a political subdivision of the State of Florida, Golf Host Resorts, Inc., a foreign corporation and Bayfair Innisbrook, LLC, a Florida limited liability corporation. In this report the Company refers to this matter as the “Subsequent Land Use Lawsuit.”  The Company refers to Initial Land Use Lawsuit and the Subsequent Land Use Lawsuit as the “Land Use Lawsuits.”  The Subsequent Land Use Lawsuit seeks injunctive and declaratory relief in six separate counts, all relating to the land use and development rights of Parcel F. This suit was consolidated with the Initial Land Use Lawsuit on May 3, 2005. After May 6, 2005 the Company has filed its Motion to Dismiss the Subsequent Land Use Lawsuit. The motion was heard by the court on May 31, 2005. Since that hearing, the Company has filed an Answer and Affirmative Defenses to both complaints that have been filed in the consolidated action. On August 3, 2005, a case management conference was held before the judge who is now presiding over this case. At that hearing, the court scheduled a hearing on the defense motions for summary judgment for August 30, 2005, and a trial starting on December 12, 2005. On August 30, 2005, the judge heard extensive argument on the defense motions for summary judgment and entered a number of rulings in the defendants’ favor. In summary, the court dismissed those claims in the Land Use Lawsuits which are founded upon the theory that the proposed development is inconsistent with the Pinellas Countywide Plan and Rules adopted pursuant to Chapter 73-594, Laws of Florida. The court further dismissed for lack of jurisdiction those claims of the plaintiffs’ in the Subsequent Land Use Lawsuit that are based on the theory that the proposed development is inconsistent with the Pinellas Comprehensive Plan. The court entered a similar ruling on certain counts of the Third Amended Complaint as to some, but not all, of the Plaintiffs in the Initial Land Use Lawsuit.

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

Property Tax Lawsuit

The Company filed a lawsuit against the property appraiser of Pinellas County Florida, or Pinellas County to challenge the 2004 and 2005 real estate assessment on the Resort property. Pinellas County filed a motion to dismiss, which was denied by the court. No trial date has been set. If Pinellas County were to prevail, management believes that there would be no material adverse effect upon our financial statements, as the entire Pinellas County assessment is fully accrued and accounted for at June 30, 2006.

9.   Subsequent Events

On July 10, 2006, the Company received from Westin, in accordance with the Management Agreement, a second notice of default.   In accordance with the Management Agreement, Westin previously had sent to the Company a first notice of default.  The Company refers to this notice, together with the notice delivered by Westin on July 10, as the Westin Notices.

The Westin Notices relate to the Company’s alleged failure to provide certain requested funding to the Resort.  The Westin Notices alleged, among other things, that if the Company failed to cure the default by August 1, 2006, then Westin would have the right to (i) terminate the Management Agreement on not less than five (5) days notice and (ii) pursue available remedies following an event of default.  The Company has contested, and continues to contest, the defaults that Westin claims that the Company has committed, including the defaults alleged by Westin in the Westin Notices.  Moreover, the Company believes that if a third party determines that the Company or Our Parent has not complied with all of its respective obligations under the Management Agreement, it is in part because of Westin’s non-compliance with its obligations thereunder.

The Management Agreement provides that the Company shall pay to Westin, subject to the terms of the Management Agreement, a termination fee. The Management Agreement provides that the termination fee shall be reduced by $365 per day for each day elapsed from the effective date of the Management Agreement until the termination date; provided, however, that the termination fee shall not be reduced below $5,500,000.  The Company has not received from Westin a notice of termination of the Management Agreement. The parties have mutually agreed upon a process to seek to negotiate a resolution of each party’s respective claims.  See note 5 regarding the carrying value of the Westin termination fee obligation as of June 30, 2006.  As of August 16, 2006, the termination fee that would be due is $5,622,000.

INNISBROOK RENTAL POOL LEASE OPERATION
CONDENSED BALANCE SHEETS
AS OF JUNE 30, 2006 AND DECEMBER 31, 2005
(in thousands)

	June 30, 2006	December 31, 2005
	(unaudited)
DISTRIBUTION FUND
Assets
Receivable from GTA-IB, LLC for distribution	$1,203	$918
Interest receivable from maintenance escrow fund	23	17
Total assets	$1,226	$935
Liabilities
Due to participants for distribution	$922	$688
Due to maintenance escrow fund	304	247
Total liabilities	$1,226	$935
MAINTENANCE ESCROW FUND
Assets
Cash and cash equivalents	$273	$202
Short-term investments	1,805	1,595
Receivable from distribution fund	304	247
Inventory	1	—
Interest receivable	18	18
Total assets	$2,401	$2,062
Liabilities and participants’ fund balances
Accounts payable	$15	$9
Construction retainage	5	6
Interest payable to distribution fund	23	17
Carpet care reserve	78	55
Participants’ fund balances	2,280	1,975
Total liabilities and participants’ fund balances	$2,401	$2,062

See accompanying notes to these condensed financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION
CONDENSED STATEMENTS OF CHANGES IN PARTICIPANTS’ DISTRIBUTION FUND BALANCES
FOR THREE AND SIX ENDED JUNE 30, 2006 AND 2005
(in thousands) (unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
DISTRIBUTION FUND
Balance, beginning of period	$—	$—	$—	$—
Additions:
Amounts available for distribution	1,203	1,237	3,247	3,135
Interest received or receivable from Maintenance Escrow Fund	23	15	41	23
Reductions:
Amounts withheld for Maintenance Escrow Fund	(304)	(377)	(706)	(793)
Distribution accrued or paid to participants	(922)	(875)	(2,582)	(2,365)
Balance, end of period	$—	$—	$—	$—

See accompanying notes to these condensed financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION
CONDENSED STATEMENTS OF CHANGES IN PARTICIPANTS’ ESCROW FUND BALANCES
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(in thousands) (unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
MAINTENANCE ESCROW FUND
Balance, beginning of period	$2,222	$2,197	$1,975	$1,998
Additions:
Amounts withheld from occupancy fees	304	377	706	793
Interest earned	23	15	41	23
Charges to participants to establish or restore escrow balances	135	134	310	203
Reductions:
Maintenance charges	(303)	(299)	(518)	(514)
Carpet care reserve deposit	(15)	(16)	(35)	(39)
Interest accrued or paid to Distribution Fund	(23)	(15)	(41)	(23)
Refunds to participants pursuant to the Master Lease Agreements	(63)	(55)	(158)	(103)
Balance, end of period	$2,280	$2,338	$2,280	$2,338

See accompanying notes to these condensed financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(in thousands) (unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
DISTRIBUTION FUND
Gross revenue	$3,372	$3,382	$9,127	$8,579
Deductions:
Agents’ commissions	132	119	427	403
Resort fees	120	—	231	—
Credit card fees	78	78	210	197
Professional fees	6	7	12	13
Uncollectible room rents.	36	1	36	1
Linen replacements	15	76	90	128
Rental pool complimentary fees	1	1	1	2
	388	282	1,007	744
Adjusted gross revenue	2,984	3,100	8,120	7,835
Amount retained by lessee	(1,790)	(1,860)	(4,872)	(4,701)
Gross income distribution	1,194	1,240	3,248	3,134
Adjustments to gross income distribution:
General pooled expense	(4)	(1)	(6)	(1)
Corporate complimentary occupancy fees	7	5	13	12
Interest	(3)	(3)	(6)	(6)
Occupancy fees	(338)	(401)	(785)	(864)
Advisory committee expenses	(44)	(52)	(97)	(100)
Net income distribution	812	788	2,367	2,175
Adjustments to net income distribution:
Occupancy fees	338	401	785	864
Hospitality suite fees	1	4	1	4
Westin Associate room fees	52	44	94	92
Available for distribution to participants	$1,203	$1,237	$3,247	$3,135

See accompanying notes to these condensed financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005

(in thousands) (unaudited)

1.             Rental Pool Lease Operations

Organization and Operations

GTA-IB, LLC (the “Company”) is a single member limited liability company, wholly owned by GTA-IB Golf Resort, LLC. GTA-IB Golf Resort, LLC is itself a wholly owned subsidiary of Golf Trust of America, L.P. (the “Operating Partnership”). There is no established market for the Company’s membership interests. The preceding condensed financial statements of the Rental Pool Lease Operations (the “Rental Pool”) at the Westin Innisbrook Golf Resort (the “Resort”) are for the periods ended June 30, 2006 and 2005.  The Rental Pool consists of condominiums at the Resort which are provided as resort accommodations by their owners.

Historically, the predecessor owner and the Company have offered several different programs to the condominium owners who are eligible to participate in the Rental Pool (the “Rental Pool Participants”). Effective January 1, 2002, GHR offered a new Master Lease Agreement (“NMLA”) which permitted all Rental Pool Participants the opportunity to convert to the NMLA from any prior agreement they were participating in at that time.  In addition, the NMLA provides that on an annual basis each Rental Pool Participant may elect to participate in the Rental Pool for the following year by signing an Annual Lease Agreement (“ALA”). Any Rental Pool Participant who does not sign the ALA, is not permitted to participate in the Rental Pool for the following year.  Under the NMLA, 40% of the Adjusted Gross Revenues, as defined, are distributed to the Rental Pool Participants and the remaining 60% to the Company.

The Rental Pool condensed financial statements consist of the Distribution Fund and the Escrow Fund.

The Distribution Fund accounts for the sharing of the participants portion of Adjusted Gross Revenues in accordance with the NMLA.

The Maintenance Escrow Fund accounts for amounts set aside in accordance with the NMLA for the ongoing maintenance of the condominium units participating in the Rental Pool.

The Condensed Statements of Operations reflects Rental Pool Participants’ earnings as a result of participating in the Rental Pool. In accordance with the NMLA, the Company and the Rental Pool Participants share Adjusted Gross Revenues.  Adjusted Gross Revenues are defined in the NMLA as gross room revenues of the units participating in the Rental Pool, less certain defined costs.

In addition, the predecessor owner has agreed, under the terms of the NMLA, to reimburse the Rental Pool Participants who were participating in the NMLA an amount up to 50% of the actual unit refurbishment costs, plus interest at a rate of 5% per annum on such amounts, beginning in 2002.  The obligation to reimburse the refurbishment costs and pay interest thereon applies only if certain minimum participation thresholds are maintained. The Company assumed the obligations of the predecessor owner under the NMLA and the ALA, or the Agreements.

Maintenance Escrow Fund Accounts

The NMLA generally provides that 90% of the occupancy fees earned by each Rental Pool Participant are deposited in that Rental Pool Participant’s Maintenance Escrow Fund account. This account provides funds for payment of amounts that are due from Rental Pool Participants under the Agreements for maintenance and refurbishment services. Should a Rental Pool Participant’s balance fall below that necessary to provide adequate funds for maintenance and replacements, the Rental Pool Participant is required to restore the escrow balance to a defined minimum level. The NMLA requires that specific fund balances must be maintained, by unit type, size and age of refurbishment, as defined in the applicable Agreement. Under the NMLA, a percentage of the occupancy fees are deposited into the carpet care reserve in the Maintenance Escrow Fund.  The portion of the Maintenance Escrow Fund representing the carpet care reserve is expected to be used to pay the expense of carpet cleaning for all Rental Pool Participants. This percentage is estimated to provide the amount necessary to fund carpet cleaning expenses and may be adjusted annually. The amounts expended for carpet care were approximately $36,000, $37,000 and $35,000 for the years ended for 2005, 2004 and 2003, respectively.

The Lessors’ Advisory Committee, subject to the restrictions contained in the Agreements, invests the Maintenance Escrow Fund on behalf of the Rental Pool Participants. The Lessors’ Advisory Committee consists of nine Rental Pool Participants who are elected to advise the Resort’s owner on Rental Pool matters and to negotiate amendments to the lease agreement/ALA/NMLA. Income earned on the investments of the Maintenance Escrow Fund is allocated proportionately to the respective Maintenance Escrow Fund accounts of the Rental Pool Participants and paid quarterly through the Distribution Fund. At June 30, 2006, the Maintenance Escrow Fund held certificates of deposit of $1,805,000 with maturity terms ranging from three months to twelve months and bearing interest at rates from 4.1% to 5.25%.   At June 30, 2005, the Maintenance Escrow Fund held certificates of deposit of $1,520,000 with maturity terms ranging from three months to twelve months and bearing interest at rates from 1.8% to 3.45. At June 30, 2006 and 2005, the cost of these investments approximates fair value.

Going Concern

The continuation and success of the Rental Pool is contingent upon the continuation of the operations of the Resort. In turn, the success of Resort’s operations is contingent upon the continued participation of condominium owners in the Rental Pool. The Company had (loss)/income from operations of approximately $(1,226,000) and $1,248,000 for the three and six months ended June 30, 2006, respectively; however,  the impact of seasonality on the Resort’s operations and the projections from the Resort’s manager of the Resort’s cash flow through the end of 2006 raise substantial doubt about the Company’s ability to continue as a going concern. Items related to the continuation of the Resort as a going concern include such issues as:  the sale of condominium units which do not participate in the Rental Pool or through a sale are removed from the Rental Pool, owners of units opting to live in their units, owners renting their units outside of the Rental Pool, and general economic conditions related to the destination resort industry.  The Operating Partnership’s parent, Golf Trust of America, Inc., or GTA, is currently seeking a buyer for the Resort pursuant to the stockholder-approved plan of liquidation. In the event that the Resort is not sold, it may become necessary for the Company to seek further cash infusion from the Operating Partnership, if available, or to seek some other form of re-capitalization to seek to insure the Company’s ongoing viability. GTA is currently in the process of liquidation. There are no assurances that GTA, the Operating Partnership, or any other affiliate will have the ability to provide future funding to the Resort, nor are there any assurances that the Company will be able to complete a recapitalization which will allow the Company to remain viable.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We were formed on December 30, 2002 as a wholly-owned subsidiary of GTA-IB Golf Resort, LLC, or Our Parent.  Our Parent is in turn is a wholly-owned subsidiary of Golf Trust of America, L.P., or the Operating Partnership.  The Operating Partnership is the operating partnership of Golf Trust of America, Inc., or GTA. Golf Host Resorts, Inc., or GHR, is the former owner of the Resort and the former borrower under a $79 million participating mortgage loan funded by the Operating Partnership in June 1997.

We, the Operating Partnership, and one of the Operating Partnership’s subsidiaries entered into a Settlement Agreement dated July 15, 2004, or the Settlement Agreement, with GHR, Golf Hosts, Inc., Golf Host Management, Inc. and Golf Host Condominium, Inc. The Settlement Agreement resolved a number of issues between the parties, including GHR’s default under the $79 million loan made by the Operating Partnership to GHR in June 1997. As part of the Settlement Agreement, we took ownership of the Westin Innisbrook Golf Resort, or the Resort, effective at the close of business on July 15, 2004. Also, in connection with the Settlement Agreement, we entered into a management agreement with Westin Management Company South, or Westin, providing for Westin’s management of the Resort.  In addition, Westin and Troon Golf L.L.C., or Troon, entered into a facility management agreement setting forth the terms of Troon’s management of the golf facilities at the Resort.

The Operating Partnership had previously entered into an agreement with GHR and the prospective purchaser of a parcel of undeveloped land within the Resort, known as Parcel F. This agreement, known as the Parcel F Development Agreement, was executed on March 29, 2004 and amended on August 10, 2005 to add us as a party.  The Parcel F Development Agreement sets forth the terms and conditions under which Parcel F may be developed and includes restrictions on GHR, as the owner of Parcel F, which are designed to avoid interference with the operations of the Resort.  The Parcel F Development Agreement also contains provisions which we believe will increase the Operating Partnership’s ability to better manage the location of the access road for Parcel F.

Results of Operations

Forward Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements are statements that predict or describe future events or trends and that do not relate solely to historical matters. All of our projections in this quarterly report are forward-looking statements. You can generally identify forward-looking statements as statements containing the words “believe,” “expect,” “hope,” “may,” “will,” “anticipate,” “intend,” “estimate,” “project,” “assume” or other similar expressions. Certain factors that might cause such a difference include the following: changes in general economic conditions, including changes that may influence group conferences and guests’ vacation plans, changes in travel patterns, changes in consumer tastes in destinations or accommodations for group conferences and vacations, our ability to continue to operate the Resort under our management contracts or independently, changes in Rental Pool participation by the current condominium owners, settlement of the class action lawsuit involving the Rental Pool agreements, the resale of condominiums to owners who elect neither to participate in the Rental Pool nor to become club members and our relationship with Westin. You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known (and unknown) risks, uncertainties and other unpredictable factors, many of which are beyond our control. Our forward-looking statements are based on the limited information currently available to us and speak only as of the date on which this report was filed with the SEC. Our continued internet posting or subsequent distribution of this dated report does not imply continued affirmation of the forward-looking statements included in it. We undertake no obligation, and we expressly disclaim any obligation, to issue any updates to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements. Future events are inherently uncertain. Moreover, it is particularly difficult to predict business activity levels at the Resort with any certainty. Accordingly, our projections in this quarterly report are subject to particularly high uncertainty. Our projections should not be regarded as legal promises, representations or warranties of any kind whatsoever. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such differences might be significant and harmful to your interests.

Results of operations

Because the Resort is a destination golf resort, we believe it appeals to a different market than the market to which stand-alone hotels located in downtown metropolitan areas would appeal. The Resort provides recreation, food and beverages to business meeting or group travelers, transient guests who play golf, guests who purchase golf packages and guests who bring their families to the Resort. As a destination golf resort, the Resort’s performance is sensitive to weather conditions and seasonality. The Resort had higher realized revenue and fewer room nights during the first six months of 2006 than during the corresponding period in 2005. We believe that the increase in realized revenue resulted when continuing sales and marketing efforts directed towards attracting group and transient guests and a continued focus on sales of golf packages and golf memberships at the Resort, offset the revenue lost due to the reduction in room nights.  During the six months ended June 30, 2006, each of these market segments produced a greater aggregate spending level per room night as compared to the six months ended June 30, 2005.  While overall room nights and golf rounds were down 10.9% and 7.2%, respectively, during the first six months of 2006 as compared to the same period of 2005, overall gross revenue per room night increased by $70.86 to $494.11.  The fluctuation is discussed in further detail below.

The following table shows utilization of the Resort facilities broken into facility type, results of operations and selected Rental Pool statistical data during the three and six month period ended June 30, 2006 and June 30, 2005:

	Three Months Ended June 30,				Six Months Ended June 30,
	2006	2005	Increase (decrease)	Percentage Change	2006	2005	Increase (decrease)	Percentage Change
Utilization of Resort facilities:
Available room nights	53,108	54,489	(1,381)	(2.5)%	104,175	106,647	(2,472)	(2.3)%
Actual room nights
Group	14,768	16,640	(1,872)	(11.3)%	37,861	37,769	92	0.2%
Transient	8,650	11,779	(3,129)	(26.6)%	17,333	24,147	(6,814)	(28.2)%
Total room nights	23,418	28,419	(5,001)	(17.6)%	55,194	61,916	(6,722)	(10.9)%
Food and beverage meals	96,548	107,630	(11,082)	(10.3)%	255,257	250,647	4,610	1.8%
Golf rounds
Resort guests	20,290	24,023	(3,733)	(15.5)%	43,711	49,396	(5,685)	(11.5)%
Member/guests	8,711	9,363	(652)	(6.9)%	21,569	20,945	624	2.9%
Total golf rounds	29,001	33,386	(4,385)	(13.1)%	65,280	70,341	(5,061)	(7.2)%

	Three Months Ended June 30				Six Months Ended June 30
	2006	2005	Increase (decrease)	Percentage Change	2006	2005	Increase (decrease)	Percentage Change
Results of operations (in thousands):
Revenues
Hotel	$3,444	$3,452	$(8)	(.2)%	$9,289	$8,733	$556	6.4%
Food and beverage	2,686	2,816	(130)	(4.6)%	7,818	7,060	758	10.7%
Golf	3,527	3,392	135	4.0%	8,616	8,058	558	6.9%
Other	602	1,064	(462)	(43.4)%	1,549	2,354	(805)	(34.2)%
Total revenues	10,259	10,724	(465)	(4.3)%	27,272	26,205	1,067	4.1%
Expenses
Hotel	2,843	3,030	(187)	(6.2)%	6,950	6,915	35.5%
Food and beverage	1,878	1,968	(90)	(4.6)%	5,011	4,578	433	9.5%
Golf	1,911	1,823	88	4.8%	3,767	3,662	105	2.9%
Other	2,540	2,621	(81)	(3.1)%	5,377	5,143	234	4.5%
General and administrative	1,410	1,067	343	32.1%	3,152	2,670	482	18.0%
Depreciation and amortization	533	537	(4)	(.7)%	1,024	1,335	(311)	(23.3)%
Total expenses	11,115	11,046	69.6%		25,281	24,303	978	4.0%
Operating income	(856)	(322)	(534)	(165.8)	1,991	1,902	89	4.7%
Interest expense, net	370	375	(5)	(1.3)	743	814	(71)	(8.7)%
Net (loss) income	$(1,226)	$(697)	$(529)	(75.9)%	$1,248	$1,088	$160	14.7%

Selected Rental Pool statistical data:
Average daily distribution	$22.65	$22.70	$(.05)	(0.2)%	$31.17	$29.40	$1.77	6.0%
Average room rate	$147.04	$121.46	$25.58	21.1%	$168.29	$141.04	$27.25	19.3%
Occupancy percentage	44.1%	52.2%	(8.10)%		53.0%	58.1%	(5.1)%
Average number of available units	584	589	(5)	(.8)%	576	589	(13)	(2.2)%

Three months ended June 30, 2006 and 2005.

During the three months ended June 30, 2006, there were 5,001, or 17.6%, fewer occupied room nights as compared to the three months ended June 30, 2005.  There were 3,129 fewer transient room nights and 1,872 less group room nights during the three months ended June 30, 2006 as compared to the three months ended June 30, 2005.  Group room nights consist of conference room nights, or room nights which are booked and correlate to a meeting or convention at the Resort, and transient room nights, which are room nights which are booked and do not correlate to a meeting or convention at the Resort.  Transient room nights are often booked 24 hours or less from the date of the visit, while group room nights are typically booked no less than 120 days in advance of the date of a visit.  Larger groups typically book 16 to 18 months in advance of a stay.  Transient room nights are often booked as part of golf packages and Internet bookings, among others, but during the first three months of June 30, 2005, a significant number of transient rooms were attributable to the actualization of golf packages at the Resort.  Management believes that transient room nights were lower in the three months ended June 30, 2006 than in the corresponding period in 2005, due primarily to warmer weather conditions in the northern states during the period.  In particular, the spring months were much warmer in the northern states during the three months ended June 30, 2006 than in the corresponding period of 2005, and as a result we believe transient guests and golf package guests were less motivated to visit the southern states.  This, in turn, resulted in a decline in the transient business in the three months ended June 30, 2006.

The effect of the decline in occupied room nights on revenues during the three months ended June 30, 2006 was mitigated by improved average room rates and ancillary spending patterns of the guests, coupled with increases in banquet and catering sales. Total revenue for the Resort was $465,000 less during the three months ended June 30, 2006 than in the same period of 2005. An overall increase in spending by the Resort’s guests, both for rooms and by package guests for food and beverages, helped to mitigate the reduction in gross revenue that resulted from the lower number of room nights in three months ended June 30, 2006 as compared to same period of 2005.  During the same periods, the average room rate increased from $121.46 in 2005 to $147.06 in 2006.  Aggregate spending per room night during the three months ended June 30, 2006 was $438.08, as compared to $377.35 for the same period in 2005.   The most significant decrease in revenues at the Resort during the three months ended June 30 2006 occurred in the Other department. Revenues attributable to that category for the three months ended June 30, 2006 decreased by approximately $462,000, or 43.4%, as compared to the same period in 2005. Other Revenue decreased primarily because the Resort no longer charges a resort fee.  Food and Beverage revenues decreased by approximately $130,000 or 4.6% as a result of 11,082 or 10.3% fewer meals (covers) served as compared to the three months ended June 30, 2005.   This aggregate decrease in covers served was primarily attributable to the Resort’s banquets, catering and room service, with a combined decrease of approximately 8,762 covers. Covers attributed to the Resort’s casual restaurants and pool service also decreased by approximately 2,320. Although the aggregate number of covers decreased, revenue per cover increased by $1.64, or from $26.17 to $27.81.  The combination of decreased number of covers and increased revenue per cover produced the $130,000 negative variance for the period ended June 30, 2006 versus June 30, 2005.  Golf revenue increased by approximately $135,000, primarily as a result of improved capture of revenue per round of golf.  Golf revenue for the quarter ended June 30, 2006 averaged $121.62 per round, as compared to $101.60 per round for the comparative period in 2005.  Although in the aggregate golf rounds were down by 4,385, golf revenues were higher as a result of the capture of increased greens fees and ancillary spending in the pro shops. The net decrease in aggregate rounds played was attributed to 3,733 fewer rounds played by the Resort’s transient guests, including packages, coupled with an aggregate decrease of 652 rounds played by Resort members.  The number of total golf rounds played in the three months ended June 30, 2006 was 29,001, compared to 33,386 rounds played in the same period of 2005. Golf revenue does not necessarily increase or decrease exactly in proportion to occupied room nights because golf revenue also includes member dues and fees and day golf group fees, neither of which is directly related to occupied room nights.

Consistent with past periods, we continue to monitor total operating expenses in an attempt to insure that the Westin controls expenses and that the expenses bear a direct correlation to the room nights, food and beverage covers and golf round demand. Aggregate total operating expenses do not generally increase or decrease on a one-to-one basis with total operating revenue because the Resort must carry a minimum fixed operating staff and other support expenses at all times. In those operating departments where the variable costs can best be managed, we manage these costs consistent with room, food and beverage and golf demand. Total Resort operating expenses, before depreciation and amortization and excluding the Rental Pool amortization in hotel operations, increased by approximately $73,000, or 0.7%, for the three months ended June 30, 2006 as compared to the corresponding period in the prior year.

Depreciation and amortization expense, excluding the Rental Pool amortization included in hotel expenses, was approximately $533,000 and $537,000 for the three months ended June 30, 2006 and 2005, respectively.

Interest expense, net of interest income, was approximately $370,000 and $375,000 for the three months ended June 30, 2006 and 2005, respectively, and reflects amortization of the discount of (i) our Rental Pool refurbishment liability, (ii) our long-term liability to Westin and (iii) our long-term liability to Troon. The participating mortgage loan that was assumed by us from GHR was amended to adjust the outstanding balance to $39,240,000. That note is non-interest bearing.

The net loss for the three months ended June 30, 2006 was approximately $1,226,000, compared to a net loss for the three months ended June 30, 2005 of approximately $697,000.

During the three months ended June 30, 2006, approximately $292,000 of the capital reserve funds were disbursed. Of those disbursed funds, $212,000 was used to pay lease payments on existing and additional equipment consisting of bellman vehicles, golf cart leases, golf course equipment leases, telephone equipment leases and cable leases and the balance was for various capital improvement projects and replacements throughout the Resort.

Six months ended June 30, 2006 and 2005.

During the six months ended June 30, 2006, there were 6,722, or 10.9%, fewer occupied room nights than there were for the six months ended June 30, 2005.  During the six months ended June 30, 2006, there were 6,814 fewer transient room nights and 92 greater group room nights, resulting in an aggregate of 6,722 fewer occupied room nights as compared to the same period of the prior year. The decrease in transient room nights could be attributed to the mild weather in the winter and spring months experienced during 2006 in the northern states.  Because the winter and spring months were much warmer in the northern states during 2006 than in 2005, we believe that transient guests and golf package guests were less inclined to visit the southern states.  We believe that this, in turn, resulted in reduced transient business during the six months ended June 30, 2006.

The decline in the occupied room nights during the six months ended June 30, 2006 was offset by improved average room rates and ancillary spending patterns of the Resort’s guests, coupled with increases in banquet and catering sales. Total revenue for the Resort was $1,067,000 greater during the six months ended June 30, 2006 than in the six months ended June 30, 2005. An overall increase in spending by the Resort’s guests, both for rooms and by package guests for food and beverages, offset the reduction in gross revenue that resulted from the lower number of room night in the six months ended June 30, 2006 as compared to the same period of 2005.  The average room rate increased from $141.04 in 2005 to $168.29 in 2006.  Aggregate spending per room night during the six months ended June 30, 2006 was $494.11, as compared to $423.30 during the same period in 2005.   The most significant increase in revenues at the Resort during the six months ended June 30, 2006 occurred in the Food and Beverage department. Revenues of that department increased by approximately $758,000, or 10.7%, for the six months ended June 30, 2006, as compared to the same period in 2005.  Overall food and beverage revenues increased as the food and beverage total covers (meals) increased by 4,610.  This net increase in covers served was primarily attributed to the Resort’s banquets, catering, room service and pool service with a combined increase of approximately 9,149 covers. Covers attributed to the Resort’s casual restaurants decreased by approximately 4,539 covers. This reduction of restaurant covers is reflective of the reduced transient room nights noted above.  Food and Beverage revenue per cover increased from $28.17 during the six months ended June 30, 2005 to $30.63 for the six months ended June 30, 2006, or 8.7% per cover.  Golf revenue increased by approximately $558,000, primarily as a result of improved capture of revenue per round of golf.  Golf revenue for the six months ended June 30, 2006 averaged $131.99 per round, as compared to $114.56 per round for the comparative period in 2005, while the number of rounds played decreased for the period.   In the aggregate, while there were 5,061, or 7.2%, fewer golf rounds, revenues were higher as a result of the capture of higher greens fees and ancillary spending in the pro shops. The net decrease in aggregate rounds played was attributable to 5,686 fewer rounds played by the Resort’s transient guests, including packages, offset by an increase of 625 rounds played by Resort members.  The number of total golf rounds played in the six months ended June 30, 2006 was 65,280, as compared to 70,341 in the same period of 2005. Golf revenue does not necessarily increase or decrease exactly in proportion to occupied room nights because golf revenue also includes member dues and fees and day golf group fees, neither of which is directly related to occupied room nights. Increases in total revenue due to improved spending of the Resort’s guests in the six months ended June 30, 2006 as compared to the same period in 2005 were offset by a decrease in Other Revenue of approximately $805,000.  Other Revenue decreased primarily because the Resort no longer charges a resort fee.

Consistent with past periods, we continue to monitor total operating expenses in an attempt to insure that the Westin controls expenses and that the expenses bear a direct correlation to the room nights, food and beverage covers and golf round demand.  Aggregate total operating expenses do not generally increase or decrease on a one-to-one basis with total operating revenue because the Resort must carry a minimum fixed operating staff and other support expenses at all times. In those operating departments where the variable costs can best be managed, we manage these costs consistent with room, food and beverage and golf demand. Total Resort operating expenses, before depreciation and amortization and excluding the Rental Pool amortization in hotel operations, increased by approximately $1,289,000, or 5.0%, for the six month period ended June 30, 2006 as compared to the corresponding period in the prior year. This increase of 5.0% is primarily attributable to the increase in total operating revenue of approximately 4.1% during the six-month comparative period.

Depreciation and amortization expense, excluding the Rental Pool amortization included in hotel expenses, was approximately $1,024,000 and $1,335,000 for the six months ended June 30, 2006 and 2005, respectively.

Interest expense, net of interest income, was approximately $743,000, and $814,000 for the six months ended June 30, 2006 and 2005, respectively, and reflect amortization of the discount on (i) our Rental Pool refurbishment liability, (ii) our long-term liability to Westin and (iii) our long-term liability to Troon.  The participating mortgage loan that was assumed by us from GHR was amended to adjust the outstanding balance to $39,240,000. That note is now non-interest bearing.

The net income for the six months ended June 30, 2006 was approximately $1,248,000, compared to a net income for the six months ended June 30, 2005 of approximately $1,088,000.

During the six months ended June 30, 2006, approximately $518,000 of the capital reserve funds were disbursed. Of those disbursed funds, $418,000 was used to pay lease payments on existing and additional equipment consisting of bellman vehicles, golf carts, golf course equipment, telephone and cable equipment and the balance was for various capital improvement projects and replacements throughout the Resort.

Other Matters

On April 25, 2006, we entered into an agreement with Suncoast Charities, Inc., or Suncoast, which provides that Suncoast will lease the Copperhead golf course at the Resort for seven and one half days during the month of March for a

PGA TOUR event.  Our agreement with Suncoast provides that the tournament will occur each year in March beginning in March 2007 and ending in March 2012.  The agreement also provides, among other things, that we will receive a base fee and that we may receive a participation fee in the event the aggregate ticket sales during any tournament year exceed 115% of the greater of the 2005 tournament ticket sales or the 2006 tournament ticket sales.

On July 10, 2006, we received from Westin, in accordance with the Management Agreement, a second notice of default.   In accordance with the Management Agreement, Westin previously had sent to us a first notice of default.  We refer to this notice, together with the notice delivered by Westin on July 10, as the Westin Notices.

The Westin Notices relate to our alleged failure to provide certain requested funding to the Resort.  The Westin Notices alleged, among other things, that if we failed to cure the default by August 1, 2006, then Westin would have the right to (i) terminate the Management Agreement on not less than five (5) days notice and (ii) pursue available remedies following an event of default.  We have contested, and continue to contest, the defaults that Westin claims that we have committed, including the defaults alleged by Westin in the Westin Notices.  Moreover, we believe that if a third party determines that we or Our Parent have not complied with all of our respective obligations under the Management Agreement, it is in part because of Westin’s non-compliance with its obligations there under.

The Management Agreement provides that we shall pay to Westin, subject to the terms of the Management Agreement, a termination fee. The Management Agreement provides that the termination fee shall be reduced by $365 per day for each day elapsed from the effective date of the Management Agreement until the termination date; provided, however, that the termination fee shall not be reduced below $5,500,000.  As of August 16, 2006, the termination fee that would be due  approximately $5,622,000. We have not received from Westin a notice of termination of the Management Agreement. The parties have mutually agreed upon a process to seek to negotiate a resolution of each party’s respective claims.

Contractual Obligations, Contingent Liabilities and Commitments

The following table summarizes our contractual obligations at June 30, 2006, and the effect such obligations are expected to have on our liquidity and cash flow (or upon our successors in interest under the applicable contracts, if the contracts are not terminated) in future periods:

	Payments Due by Period (in thousands)(1)
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Master lease agreement with the condominium owners participating in the Rental Pool	$6,464	$1,059	$5,337	$41	$27
Management agreements(2)	20,685	7,400	5,585	3,300	4,400
Troon supplemental fee	800	—	—	—	800
Mortgage Note payable to The Operating Partnership	39,240	—	—	—	39,240
Operating and capital leases	1,619	344	1,273	2	—
Service agreements and other	2,212	629	1,528	55	—
Working capital advances from The Operating Partnership, net	2,976	—	2,976	—	—
Total of the Resort’s obligations	$73,996	$9,432	$16,699	$3,398	$44,467

(1)  Interest is reflected, as applicable, in the commitments and obligations listed above.

(2)  If our management agreement with Westin is terminated prior to its expiration date of December 31, 2017, a termination fee of will be due at termination in lieu of fees otherwise payable to Westin pursuant to that management agreement (see Note 9).  As of August 16, 2006, the termination fee that would be due  approximately $5,622 which is included in the “Less than 1 year” column.

Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations, Contingent Liabilities and Commitments” in our Form 10-K for the year ended December 31, 2005, filed on April 17, 2006, for a description of our contractual obligations.

Liquidity and Capital Resources

As of June 30, 2006, we had a working capital deficit of approximately $5,372,000.  A significant portion of this working capital deficit resulted when we reclassified the Westin termination fee and related deferred management fees of approximately $5,628,000 in the aggregate from long term obligations to short term obligations.    See further discussion of this reclassification in Part II, Item 5 of this report.  At June 30, 2006, we had a member deficit of $7,241,000.  We continue to experience seasonal fluctuations in our net working capital position. Seasonality impacts our liquidity because there is more cash available to us during the winter months, specifically in the first quarter, than is available during the late summer months when cash becomes very limited. We received intercompany advances from the Operating Partnership to support working capital needs in the amounts of $2,000,000, $400,000 and $650,000 in July 2004, September 2005 and November 2005, respectively.  The net proceeds of these loans have been fully expended by Westin to support the operations of the Resort. Generally, our only source of cash is from any profitable operations of the Resort.   Further, the Resort’s credit capacity is limited.

While the financial performance of the Resort is showing signs of recovery since we assumed title to the Resort on July 15, 2004, current projections provided by Westin indicate that an operational cash flow shortfall of approximately $750,000 in the aggregate is likely to occur at some point in the fourth quarter of 2006 that may require us to seek a further intercompany advance from the Operating Partnership.   As discussed in Note 9 to the Condensed Consolidated Financial Statements referred to in Item 1 of this quarterly report and below in Part II, Item IA of this Quarterly Report under the caption “Risk Factors,” Westin has alleged that we are in default under the Management Agreement, in part due to the failure by us and the Operating Partnership to provide advances that Westin claims are necessary to support the financial needs of the Resort. If or when the Westin Management Agreement terminates, we would be required to replace certain components of the technological infrastructure of the Resort which are proprietary to Westin.  Our projections indicate that this required investment could be in the range of $1.0 to $2.0 million. There can be no assurances as to the availability, timing or amount of any intercompany advances.  Further, we cannot guarantee that we will be able to find an alternative source of funding or borrow to support the Resort if the Operating Partnership does not provide an intercompany advance, and we do not believe that Westin will provide such funding.

Item 3. Quantitative And Qualitative Disclosures About Market Risk

We do not have significant market risk with respect to foreign currency exchanges or other market rates. Our debt to the Operating Partnership is non-interest bearing and, accordingly, fluctuations in interest rates are not expected to affect financial results.

Item 4. Controls And Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management assesses the costs and benefits of such controls and procedures based upon the prevailing facts and circumstances, including management’s reasonable judgment of such facts. As we neither controlled nor managed the Resort prior to July 16, 2004, our disclosure controls and procedures with respect to the Resort and its employees are necessarily more limited than those that GHR maintains with respect to its own corporate operations. Despite the fact that we took title to the Resort at close of business on July 15, 2004 and our amended management agreement with Westin provides us with heightened control and access to information, we do not directly assemble the financial information for the Resort (although we have taken steps that we deem to be reasonable under the circumstances to seek to verify such financial information) and consequently, our disclosure controls and procedures with respect to the Resort, while strengthened, remain necessarily more limited than those we maintain with respect to our own corporate operations. Since taking title to the Resort, we have focused upon integrating operations at the Resort into our disclosure controls and procedures and internal control procedures. In particular, those controls and procedures have been updated to account for the challenges presented by the increased size and scope of our operations now that we own the Resort.

The integration of a new business of significant size and scope of operations increases the risk that conditions may have been introduced that we did not anticipate in our design of our systems of control. Any pre-existing deficiencies in GHR’s financial systems, processes and related internal controls increase the risk that the historical unaudited financial statements of the Resort’s operations and cash flows which GHR has provided to us may not be accurate. We have out of necessity placed a certain amount of reliance on the historical financial information and reports of the Resort’s predecessor owner for the periods prior to July 16, 2004, and continue to rely on the information provided by Westin as manager of the Resort.

As of June 30, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-15. With the assistance of Westin, our Chief Executive Officer and our Chief Financial Officer concluded that as of June 30, 2006 our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our Exchange Act reports. There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out our evaluation.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

Land Use Lawsuits

On March 10, 2005, we filed a Motion to Intervene in the suit titled Innisbrook Condominium Association, Inc., C. Frank Wreath, Meredith P. Sauer, and Mark Banning, Plaintiffs vs. Pinellas County, Florida, Golf Host Resorts, Inc. and Innisbrook F LLC, Defendants, Case No. 043388CI-15. This motion was filed in the Circuit Court of the Sixth Judicial Circuit, in and for Pinellas County, Florida, Civil Division.  In this report, we refer to this matter as the “Initial Land Use Lawsuit.” The plaintiffs in the Initial Land Use Lawsuit have filed a multi-count complaint seeking injunctive and declaratory relief with respect to the land use and development rights of a tract of land known as Parcel F. Parcel F is a parcel of land located within the Resort and owned by GHR. The plaintiffs allege that there are no remaining development units (residential units) available to be developed within the Resort property. On March 29, 2005, we filed a Motion to Intervene as a defendant in the Initial Land Use Lawsuit in order to protect our property, and our land use and development rights with respect to Parcel F and our property. A hearing on the Motion to Intervene was held on April 4, 2005, after which the court granted our Motion to Intervene. On April 5, 2005, we joined in the filing of a Motion to Dismiss and Motion to Strike three of the seven counts of the plaintiffs’ complaint. The court granted the Motion to Dismiss on April 26, 2005. On that same date, four individuals (Joseph E. Colwell, Marcia G. Colwell, Kirk E. Covert, Deborah A. Covert) and Autumn Woods Homeowner’s Association, Inc. moved to intervene in the Initial Land Use Lawsuit. The court has not ruled on that motion. On April 8, 2005, a separate suit was filed by James M. and Mary H. Luckey and Andrew J. and Aphrodite B. McAdams against Pinellas County, a political subdivision of the State of Florida, Golf Host Resorts, Inc., a foreign corporation and Bayfair Innisbrook, LLC, a Florida limited liability corporation. In this report we refer to this matter as the “Subsequent Land Use Lawsuit.”  The Subsequent Land Use Lawsuit seeks injunctive and declaratory relief in six separate counts, all relating to the land use and development rights of Parcel F. This suit was consolidated with the Initial Land Use Lawsuit on May 3, 2005. After May 6, 2005 we have filed our Motion to Dismiss the Subsequent Land Use Lawsuit. The motion was heard by the court on May 31, 2005. Since that hearing, we have filed an Answer and Affirmative Defenses to both complaints that have been filed in the consolidated action. On August 3, 2005, a case management conference was held before the judge who is now presiding over this case. At that hearing, the court scheduled a hearing on the defense motions for summary judgment for August 30, 2005, and a trial starting on December 12, 2005. On August 30, 2005, the judge heard extensive argument on the defense motions for summary judgment and entered a number of rulings in the defendants’ favor. In summary, the court dismissed those claims in the Initial Land Use Lawsuit and the Subsequent Land Use Lawsuit which are founded upon the theory that the proposed development is inconsistent with the Pinellas Countywide Plan and Rules adopted pursuant to Chapter 73-594, Laws of Florida. The court further dismissed for lack of jurisdiction those claims of the plaintiffs’ in the Subsequent Land Use Lawsuit that are based on the theory that the proposed development is inconsistent with the Pinellas Comprehensive Plan. The court entered a similar ruling on certain counts of the Third Amended Complaint as to some, but not all, of the Plaintiffs in the Initial Land Use Lawsuit.

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

As an intervenor in the Initial Land Use Lawsuit, we will seek to obtain a ruling from the court which preserves and protects our property, and our land use and development rights with respect to Parcel F and our property, in order to maximize the value of those rights as they relate both to Parcel F and the Resort in general. We refer to these two matters as the “Land Use Lawsuits.”  See further discussion of the Land Use Lawsuits under the heading “Risk Factors” in Part II, Item 1A of this report.

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

Property Tax Lawsuit

We filed a lawsuit against the property appraiser of Pinellas County Florida, or Pinellas County to challenge the 2004 and 2005 real estate assessment on the Resort property. Pinellas County filed a motion to dismiss, which was denied by the court. No trial date has been set. If Pinellas County were to prevail, management believes that there would be no material adverse effect upon our financial statements, as the entire Pinellas County assessment is fully accrued and accounted for at June 30, 2006.

Item 1A. Risk Factors

In the event that our Management Agreement with Westin is terminated, in addition to our obligation to pay termination fees to Westin, we will be required to find a third party to manage the Resort or manage the Resort ourselves.

While we continue to contest Westin’s allegations that we have defaulted on our obligations under the Management Agreement, Westin’s delivery to us of Westin Notices increases the likelihood that Westin may terminate the Management Agreement in the near term in accordance with its terms.  The Management Agreement provides that we shall pay to Westin, subject to the terms of the Management Agreement, a termination fee. The Management Agreement provides that the termination fee shall be reduced by $365 per day for each day elapsed from the effective date of the Management Agreement until the termination date; provided, however, that the termination fee shall not be reduced below $5,500,000.  As of August 16, 2006, the termination fee that would be due  approximately $5,622,000.  While we have not received a notice of termination of the Management Agreement from Westin and are seeking to negotiate a successful resolution of our respective claims, our relationship with Westin may be terminated in the near term.

In addition to any termination fees and deferred management fees which we may be required to pay to Westin pursuant to the Management Agreement, we may be forced to either find a new manager for the Resort or manage the Resort ourselves.  Further, it is possible that Westin will terminate the Management Agreement on five days notice, in which case we will need to make immediate provision for the management of the Resort.  Whether we manage the Resort or hire a third party to manage it, there is a substantial likelihood that the new manager will experience a learning curve related to managing the daily operations at the Resort.   We cannot guarantee that a new manager will be as successful in managing the Resort as Westin has been. In addition, a third party manager may fail to perform or default on its obligations to us.  In the event that a new manager of the Resort proves less successful than Westin, or defaults in its obligations to us, our results of operations and financial condition could be adversely affected.

In the event that the Resort does not provide sufficient cash flow to us, we may be forced to reduce capital expenditures and improvements at the Resort, diminishing the value of the Rental Pool units.

As the owner of the Resort, we will be responsible for any negative cash flow associated with the ownership and operation of the Resort. As a result of our assumption of these liabilities and our responsibility for any negative cash flow of the Resort, we may be exposed to liabilities and expenditures exceeding our expectations or ability to pay. In the event that cash flow from the Resort proves insufficient to fund planned improvements, the ability of the Rental Pool Participants to rent their units may decline. A decline in the rental rates that can be charged for the units or related vacancies resulting from our inability to make necessary capital expenditures may cause the value of the Rental Pool units, and the Resort, to decline.

We have been unsuccessful in our attempts to sell the Resort and the terms of a sale of the Resort, if any, remain uncertain.

We cannot guarantee that we will be able to sell the Resort on reasonable terms, if at all. Further, we cannot predict the amount of time that will be required to negotiate and close a sale of the Resort. In the event that GTA experiences liquidity constraints or other financial pressures due to the protracted negotiation of the sale of the Resort, GTA may be unwilling or unable to fund the Resort and the Rental Pool refurbishment. Even in the event that we successfully sell the Resort in the near term, we expect that the party who purchases the Resort will assume responsibility for the operational costs of the Resort and the Rental Pool. We cannot guarantee the level of funding and management attention that will be given to the Resort and the Rental Pool in the event that the Resort is transferred to a new owner. In the event that we, GTA and, if applicable, the Resort’s ultimate owner do not devote sufficient management resources and funding to the Resort and the Rental Pool, distributions to the Rental Pool Participants could be substantially reduced.

If we are not able to sell the Resort, obtain some form of financing or receive additional intercompany advances from GTA or the Operating Partnership before the end of the summer in 2006, we may experience severe liquidity problems, not be able to meet the demands of our creditors and ultimately become subject to bankruptcy proceedings.

Generally, our only source of cash is the profitable operations of the Resort. Further, the Resort’s credit capacity is limited.  During the course of 2005, the Operating Partnership funded $1,050,000 to address our seasonal cash flow shortfalls.  We expect that additional funding will be required during 2006.

While the financial performance of the Resort has shown signs of recovery since we assumed title to the Resort on July 15, 2004, current projections provided by Westin indicate that an operational cash flow shortfall of approximately $750,000 in the aggregate is likely to occur by at some point in the fourth quarter of 2006.  If the Resort experiences the currently projected cash flow shortfall, we may be required to seek additional capital to fund the Resort.   In order to fund this shortfall, we may be required to seek an intercompany advance.  There are no assurances that additional intercompany advances will be available, or that we will be successful if we attempt to negotiate funding for the Resort in lieu of such an advance.  Even if we are able to meet the expected cash shortfall this summer, in the event that we are unable to sell the Resort in the near term, we may experience additional liquidity problems.

In the event that we are not able to obtain some form of financing or receive additional intercompany advances from GTA or the Operating Partnership to fund any cash flow shortfalls, we may experience liquidity problems and be unable to pay our obligations to creditors and others as they become due or upon demand.   If we cannot meet our obligations to our creditors and others when they become due, we could ultimately become subject to bankruptcy proceedings.

While we continue to contest Westin’s allegations that we have defaulted in our obligations under the Management Agreement, Westin’s delivery to us of Westin Notices increases the likelihood that Westin may terminate the Management Agreement in the near term in accordance with its terms.  While we have not received a notice of termination from Westin of the Management Agreement and are seeking to negotiate a successful resolution of our respective claims, our relationship with Westin may be terminated in the near term either as a result action by Westin or us.  In that event, we may be required to pay a termination fee to Westin of not less than $5,500,000 along with any deferred management fees. As of August 16, 2006, the termination fee that would be due  approximately $5,622,000.  We do not have sufficient funding available to make these payments absent a concurrent sale of the Resort, so if these payments become due prior to the sale of the Resort, we would be forced to seek third party funding or to otherwise gain liquidity.

The Resort’s performance may not provide adequate resources to fund the refurbishment reimbursement to the Rental Pool Participants.

Pursuant to the former borrower’s arrangement with many of the persons who own condominium units at the Resort, the condominiums owned by these participating persons are placed in a securitized pool and rented as hotel rooms to guests of the Resort. We refer to this securitized pool of participating condominiums as the Rental Pool. In addition to the current Rental Pool agreement, the former owner of the Resort agreed with the Rental Pool participants. that the former owner of the Resort would reimburse 50% of the refurbishment costs, plus accrued interest at 5% per annum on the unpaid balance of that portion of the unpaid refurbishment costs which the former owner was required to reimburse. This amount is being reimbursed to Rental Pool Participants (or transferees of their condominium unit(s)) over the five-year period beginning in 2005.

Accordingly, maintaining participation in the Rental Pool by the condominium owners is very important to the continued economic success of the Resort. We assumed certain existing or modified financial obligations of the former borrower, including its responsibilities regarding the administration of the condominium unit Rental Pool, when we took ownership of the Resort pursuant to the Settlement Agreement. Also as part of the Settlement Agreement, we assumed GHR’s obligation to reimburse the refurbishment expenses paid by the condominium owners, and to pay the associated interest on that obligation.

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

The number of Rental Pool units may decline if current owners find alternative uses of the units, thereby reducing the number of available Rental Pool units and diminishing the value of the remaining units.

Rental Pool Participants may decide that alternative uses of their condominium units are more attractive than participating in the Rental Pool. In particular, condominium owners may determine that it is more financially advantageous to rent their units to longer-term tenants, or to live in their units rather than paying to live elsewhere and allowing their units to participate in the Rental Pool. Any such reduction in the number of Rental Pool Participants may result in increased pro-rata costs and reduced revenues for the remaining Rental Pool Participants. In particular, a decrease in the number of Rental Pool Participants will result in higher per capita costs relating to fixed costs that are incurred in connection with the administration of the Rental Pool. In the event that the number of units in the Rental Pool declines below 575, our obligation to reimburse refurbishment expenses for the units will be abated until the number of units in the Rental Pool is restored to 575 or higher.

Severe weather patterns experienced by Florida during 2004 and the southeastern section of the United States during 2005 could result in depressed bookings, adversely affecting the Resort’s results of operations and reducing proceeds to the participants in the Rental Pool.

We expect that bookings at the Resort during the late summer and early fall of future years may be adversely affected as a result of a series of hurricanes that affected Florida during 2004 and the southeastern section of the United States during 2005. In particular, the hurricanes that occurred during 2005 may have increased the awareness of potential guests, particularly those not residing in the southeastern section of the United States, to the danger that hurricanes and tropical storms present. We expect that potential guests may be more reluctant to book rooms in regions such as Tampa that are subject to such weather patterns. In particular, it is possible that groups will choose alternative destinations for travel during the hurricane season. In the event that potential guests and groups choose alternative destinations as a result of these weather-related concerns, the Resort may experience lower bookings and reduced revenues, which in turn will result in reduced distributions to the Rental Pool participants.

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

If we are unable to successfully compete for customers, it may adversely affect our operating results and reduce the proceeds to the Rental Pool Participants.

The hotel industry is highly competitive. The Resort competes for customers with other hotel and resort properties. Some of our competitors may have substantially greater marketing and financial resources than we do, and they may improve their facilities, reduce their prices, or expand or improve their marketing programs in ways that adversely affect the Resort and our operating results, and reduce the distributions to the Rental Pool Participants.

Internet reservation channels may negatively impact our bookings and results of operations.

Internet travel intermediaries such as Travelocity.com®, Expedia.com® and Priceline.com® are attempting to commoditize hotel rooms by increasing the importance of price and general indicators of quality at the expense of brand or property-specific identification. These travel intermediaries hope that consumers will eventually develop brand loyalties to their reservations system rather than to lodging brands. Although we expect to derive most of our business from traditional channels, if the amount of sales made through internet intermediaries increases significantly, our business and profitability may be significantly harmed, and distributions to the Rental Pool Participants may be reduced.

The Resort places significant reliance on technology.

The hospitality industry continues to demand the use of sophisticated technology and systems including technology utilized for property management, procurement, reservation systems, operation of customer loyalty programs, distribution and guest amenities. These technologies can be expected to require refinements and there is the risk that advanced new technologies will be introduced. There can be no assurance that as various systems and technologies become outdated or new technology is required we will be able to replace or introduce them as quickly as our competition or within budgeted costs for such technology. Further, there can be no assurance that we will achieve the benefits that may have been anticipated from any new technology or system.  If or when the Westin Management Agreement terminates, we would be required to replace certain components of the technological infrastructure of the Resort which are proprietary to Westin.  Our projections indicate that this required investment could be in the range of $1.0 to $2.0 million.  Additionally, there are risks associated with transferring the data and ensuring that there are no interruptions in the operations of the Resort.  There are no assurances that such technological components can be identified, purchased and implemented in a cost effective and efficient manner.

The Resort is capital intensive, and may become uncompetitive in the event that sufficient financing is not available.

For the Resort to remain attractive and competitive, we must spend money periodically to keep the properties well maintained, modernized and refurbished such as the resplacement of the technological infrastructure at the Resort if or when the Westin Management Agreement is terminated.  These expenditures result in an ongoing need for cash. To the extent we cannot fund expenditures from cash generated by the Resort’s operations, we must seek to obtain funds by borrowing or otherwise. We may be unable to find such financing on favorable terms, if at all. To the extent that we are unsuccessful in obtaining such financing, it could adversely impact the Resort’s results from operations and distributions to the Rental Pool Participants.

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

During the past year, energy costs in the United States have increased substantially. Energy costs represent an increasingly larger percentage of the costs of the Resort, and we expect energy costs to increase in both absolute and relative terms in future periods. In addition, we expect that higher energy costs will negatively affect the Resort by discouraging travel and recreational activities. In particular, potential guests of the Resort are less likely to travel as they bear the impact of higher energy costs as either through higher airline fares or through increased gasoline prices. In addition, higher energy costs may reduce the disposable income of potential guests, making them less likely to spend money for travel and recreational activities. As a result of these factors, a sustained increase in energy costs may negatively impact the Resort’s results by increasing its energy-related costs and by discouraging traveling and taking part in recreational activities.

Risk factors relating to GTA and GTA’s operating partnership

Our parent is a subsidiary of GTA’s operating partnership. GTA files public reports under the Exchange Act. Due to our relationship with GTA, including our dependence upon GTA and the Operating Partnership for funding that we may require, we believe that GTA’s risk factors are relevant to our sole member and to the Rental Pool Participants. A copy of the risk factors contained in GTA’s Form 10-Q for the quarter ended June 30, 2006 are filed as Exhibit 99.1 hereto. You should note that certain of GTA’s risk factors, particularly those specific to GTA’s liquidating distributions, are not relevant to you unless you are a holder of GTA’s common stock; however, such risk factors are informative in that they may indicate certain factors or events that may impact GTA and reduce GTA’s willingness or ability to provide funding to the Resort and the Rental Pool units.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

On July 10, 2006, we received from Westin, in accordance with the Management Agreement, a second notice of default.   In accordance with the Management Agreement, Westin previously had sent to us a first notice of default.  We refer to this notice, together with the notice delivered by Westin on July 10, as the Westin Notices.

The Westin Notices relate to our alleged failure to provide certain requested funding to the Resort.  The Westin Notices alleged, among other things, that if we failed to cure the default by August 1, 2006, then Westin would have the right to (i) terminate the Management Agreement on not less than five (5) days notice and (ii) pursue available remedies following an event of default.  We have contested, and continue to contest, the defaults that Westin claims that we have committed, including the defaults alleged by Westin in the Westin Notices.  Moreover, we believe that if a third party determines that we or Our Parent have not complied with all of our respective obligations under the Management Agreement, it is in part because of Westin’s non-compliance with its obligations thereunder.

The Management Agreement provides that we shall pay to Westin, subject to the terms of the Management Agreement, a maximum termination fee. The Management Agreement provides that the termination fee shall be reduced by $365 per day for each day elapsed from the effective date of the Management Agreement until the termination date; provided, however, that the termination fee shall not be reduced below $5,500,000.  As of August 16, 2006, the termination fee that would be due would be approximately $5,622,000.  We have not received from Westin a notice of termination of the Management Agreement.  The parties have mutually agreed upon a process to seek to negotiate a resolution of each party’s respective claims.

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

Asset Purchase Agreement by and between Golf Trust of America, Inc., Golf Trust of America, L.P., GTA-IB, LLC, GTA-IB Golf Resort, LLC, GTA-IB Condominium, LLC, GTA-IB Management, LLC and CMI Financial Network, LLC dated October 27, 2005 (Previously filed as Exhibit 10.12 to our Quarterly Report on Form 10-Q, filed November 14, 1005 and incorporated herein by reference)

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

GTA-IB, LLC, registrant

Date: August 21, 2006	/s/ W. Bradley Blair, II
W. Bradley Blair, II
President and Chief Executive Officer

Date: August 21, 2006	/s/ Scott D. Peters
Scott D. Peters
Secretary and Chief Financial Officer