Form 10-Q
period 2006-09-30
GTA-IB, LLC
filed 2006-11-14
CIK 1306051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒        Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended: September  30, 2006

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

Yes ☐  No ☒

No established market exists for the Registrant’s membership interests, so there is no market value for such membership interests.  There are no membership interests held by non-affiliates as of September 30, 2006.

Issuer has no common stock subject to this report.

GTA-IB, LLC

FORM 10-Q

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

Cautionary Note Regarding Forward-Looking Statements

The following report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements that predict or describe future events or trends and that do not relate solely to historical matters. All of our projections in this quarterly report are forward-looking statements. You can generally identify forward-looking statements as statements containing the words “believe,” “expect,” “hope,” “may, “will,” “anticipate,” “intend,” “estimate,” “project,” “assume” or other similar expressions. Certain factors that might cause such a difference include the following: changes in general economic conditions; including changes that may influence group conference and guests’ vacation plans; changes in travel patterns; changes in consumer tastes in destinations or accommodations for group conferences and vacations; changes in rental pool participation by the current condominium owners; settlement of the class action lawsuit involving the rental pool agreements;  the resale of condominiums to owners who elect neither to participate in the rental pool nor to become members of the Innisbrook Resort and Golf Club, or the Resort. You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known (and unknown) risks, uncertainties and other unpredictable factors, many of which are beyond our control. Our forward-looking statements are based on the limited information currently available to us and speak only as of the date on which this report was filed with the Securities and Exchange Commission. Our continued internet posting or subsequent distribution of this dated report does not imply continued affirmation of the forward-looking statements included in it. We undertake no obligation, and we expressly disclaim any obligation, to issue any updates to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements. Future events are inherently uncertain. Moreover, it is particularly difficult to predict business activity levels at the Resort with any certainty. Accordingly, our projections in this quarterly report are subject to particularly high uncertainty. Our projections should not be regarded as legal promises, representations or warranties of any kind whatsoever. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such differences might be significant and harmful to your interests.

GTA-IB, LLC
CONDENSED COMBINED BALANCE SHEETS
AS OF SEPTEMBER 30, 2006 AND DECEMBER 31, 2005
(in thousands)

	September 30, 2006	December 31, 2005
	(unaudited)
Assets
Current assets	$4,691	$6,491
Property and equipment, net	27,386	28,322
Intangibles, net	15,313	16,635
Other assets	2,608	2,647
Total Assets	$49,998	$54,095
Liabilities
Current liabilities	$8,055	$9,242
Westin termination fee, short-term	5,594	—
Long-term debt, less current maturities	42,732	42,841
Other long term liabilities	5,020	10,502
Total Liabilities	61,401	62,585
Commitments and Contingencies
Member’s Deficit	(11,403)	(8,490)
Total Liabilities and Member’s Deficit	$49,998	$54,095

See accompanying notes to condensed combined financial statements.

GTA-IB, LLC
CONDENSED COMBINED STATEMENTS OF OPERATIONS AND MEMBER’S DEFICIT
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(in thousands) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenues
Hotel	$1,719	$1,899	$11,008	$10,632
Food and beverage	1,554	1,497	9,372	8,557
Golf	2,040	2,009	10,656	10,067
Other	587	689	2,136	3,043
Total revenues	5,900	6,094	33,172	32,299
Expenses
Hotel	1,979	2,100	8,929	9,015
Food and beverage	1,660	1,476	6,671	6,054
Golf	1,775	1,856	5,542	5,518
Other	2,562	2,255	7,939	7,393
General and administrative	1,017	1,021	4,168	3,694
Depreciation and amortization	505	575	1,529	1,910
Total expenses	9,498	9,283	34,778	33,584
Operating income	(3,598)	(3,189)	(1,606)	(1,285)
Interest expense, net	565	438	1,308	1,254
Net (loss) income	(4,163)	(3,627)	(2,914)	(2,539)
Member’s deficit, beginning of period	(7,240)	(3,352)	(8,489)	(4,440)

Member’s deficit, end of period	$(11,403)	$(6,979)	$(11,403)	$(6,979)

See accompanying notes to condensed combined financial statements.

GTA-IB, LLC
CONDENSED COMBINED STATEMENTS OF CASH FLOWS FOR THE
NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(in thousands) (unaudited)

	Nine months ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$(2,914)	$(2,539)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,519	2,900
Provision for bad debts	349	33
Non-cash interest	1,018	—
Other changes in operating assets and liabilities	(311)	272
Net cash provided by operating activities	661	666
Cash flows used in investing activities:
Purchases of property and equipment	(129)	(589)
Cash flows used in financing activities:
Repayment of long-term debt and capital lease obligations	(1,043)	(802)
Additional borrowings on existing debt	—	400
Net cash used in financing activities.	(1,043)	(402)
Net increase (decrease) in cash	(511)	(325)
Cash and cash equivalents, beginning of period	1,519	1,832
Cash and cash equivalents, end of period	$1,008	$1,507

Supplemental Cash Flow Information:
Cash paid for interest	$272	$334
Non-cash financing and investing activities:
Assets acquired through capital leases	$181	$416

See accompanying notes to condensed combined financial statements.

GTA-IB, LLC

FORM 10-Q

NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(unaudited)

1.   Innisbrook Resort Ownership and Operations

GTA-IB, LLC (the “Company”) is owned by GTA-IB Golf Resort, LLC, which in turn is 100% owned by Golf Trust of America, L.P. (the “Operating Partnership”). Golf Trust of America, Inc. (“GTA”) indirectly owns 99.6% of the Operating Partnership. The remaining 0.4% of the Operating Partnership is owned by its one limited partner. The Operating Partnership is GTA’s operating partnership. Golf Host Resorts, Inc. (“GHR”, “the predecessor owner” or “the former borrower”), an entity affiliated with Starwood Capital Group LLC, is the former owner of the Innisbrook Resort and Golf Club (the “Resort”) and the former borrower under a participating mortgage loan funded by the Operating Partnership. This participating mortgage loan was secured by the Resort, cash, undeveloped land at the Resort and 368,365 shares of GTA’s common stock. The Resort is a 72-hole destination golf and conference facility located near Tampa, Florida.

The Company entered into a Settlement Agreement dated July 15, 2004 (the “Settlement Agreement”) with the Operating Partnership and GHR, Golf Hosts, Inc., Golf Host Management, Inc., Golf Host Condominium, Inc. and Golf Host Condominium, LLC. The Settlement Agreement resolved a number of issues between the parties, including GHR’s default under the $79,000,000 loan made by the Operating Partnership to GHR in June 1997. As part of the Settlement Agreement, the Company took ownership of the Resort on July 15, 2004. In connection with the Settlement Agreement, the Company entered into a management agreement with Westin Management Company South (“Westin”), which provides for Westin’s management of the Resort, and Westin and Troon Golf L.L.C. (“Troon”) entered into a facility management agreement providing for Troon’s management of the golf facilities at the Resort.  The current status of (i) the management agreement with Westin and (ii) the facility management agreement with Troon are discussed below.

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

The Operating Partnership had previously entered into an agreement with GHR and the prospective purchaser of a parcel of undeveloped land within the Resort commonly known as Parcel F. This agreement, commonly known as the Parcel F Development Agreement, was executed on March 29, 2004 and amended on August 10, 2005 to add the Company as a party. The Parcel F Development Agreement includes the terms and conditions pursuant to which Parcel F may be developed, and includes restrictions on GHR, the owner of Parcel F, which are designed to avoid interference with the ongoing operations of the Resort.  The Parcel F Development Agreement also contains provisions which the Company believes will increase the Operating Partnership’s ability to better manage the location of the access road for Parcel F.

GTA is presently in the process of liquidating pursuant to a plan of liquidation approved by its stockholders on May 22, 2001.

Going Concern

As of September 30, 2006, the Resort has a working capital deficit of approximately $8,958,000.  This working capital deficit resulted primarily from the reclassification of the Westin termination fee and related deferred management fees from long term to short term obligations.  The reclassified termination fee and deferred management fees total approximately $5,919,000 in the aggregate as of September 30, 2006.   See further discussion in Note 4 to the Condensed Consolidated Financial Statements referred to in Item 1 of this quarterly report.  Before this reclassification, the Resort had a working deficit of approximately $3,039,000.  The Resort’s member deficit at September 30, 2006 is $11,403,000. The Resort reported a net loss of approximately $2,914,000 for the nine months ended September 30, 2006.  The Resort continues to experience seasonal fluctuations in its net working capital position due to the seasonality of the golf industry in Florida. This seasonality impacts our liquidity. In particular, there is generally more available cash during the winter months, specifically in the first quarter. Cash generally becomes very limited in the late summer months. Revenues generally decline at the Resort during the summer months because the hot Florida weather makes the Resort less appealing for group golf outings and vacation destination golfers. Additionally, unusual weather patterns, such as the hurricanes experienced in Florida in 2004 and those that affected the southeast coast in 2005, negatively impacted revenues for the Resort in the late summer-early fall season of 2005 and 2006 as groups and guests were hesitant to book reservations on the southeast coast during the hurricane season. Weather-related concerns may continue to negatively impact reservations in comparable periods (July through September) of subsequent years. The Resort uses seasonal pricing (peak, shoulder and off-peak) to maximize revenues. Generally, the Resort’s only source of cash is from its profitable operations, if any. While the financial performance of the Resort has shown signs of recovery since we assumed title to the Resort on July 15, 2004, current projections indicate an operational cash flow shortfall of approximately $100,000 in the aggregate is likely to occur by December 31, 2006.  Further, now that the Westin Management Agreement is terminated, we have begun the capital improvement project of upgrading the technological infrastructure of the Resort and replacing certain components which are proprietary to Westin. Our projections indicate that the replacement of these components could require us to make an investment in the range of $1.0 to $2.0 million.  GTA management continues to work diligently with the Resort’s management team to identify opportunities to improve the cash flow situation at the Resort. GTA is currently seeking a buyer for the Resort pursuant to its stockholder-approved plan of liquidation. GTA made intercompany advances to the Resort to support working capital needs in the amounts of $2,000,000, $400,000, $650,000 and $600,000 in July 2004, September 2005, November 2005 and October 2006, respectively. Further, GTA funded approximately $200,000 for the beginning phase of the technological infrastructure capital investment in October 2006. In the event that the Resort is not sold, it may become necessary for the Resort to seek further cash infusion from GTA, if available, or to seek some other form of financing or equity investment to seek to insure the Company’s ongoing viability through the consummation of the liquidation.  There are no assurances that GTA, or any affiliate, will have the ability to provide future funding to the Resort, nor are there any assurances that the Company will be able to obtain financing which will allow the Company to remain viable.  See further discussion in Note 9.

2.   Basis of Presentation

The settlement described in Note 1 above, pursuant to which the Company took title to the Resort, was accounted for using methods consistent with purchase accounting in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. Accordingly, the Company, with the assistance of its then independent financial advisor, recorded the tangible and identified intangible assets of the Resort at their respective fair values. The long-term liabilities of the Resort were stated at their fair value based on net present value calculations.

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

3.   Property and Equipment

Property and equipment consists of the following:

	September 30, 2006	December 31, 2005
	(in thousands)
	(unaudited)
Land	$1,968	$1,968
Buildings	14,722	14,722
Golf course improvements	7,529	7,533
Machinery and equipment	6,471	6,230
	30,690	30,453
Less accumulated depreciation	(3,304)	(2,131)
	$27,386	$28,322

At September 30, 2006, machinery and equipment includes certain equipment with a net book value of $1,503,000 recorded under capital leases. Depreciation expense amounted to approximately $405,000 and $383,000 for the three months ended September 30, 2006 and 2005, respectively.  Depreciation expense amounted to $1,198,000 and $1,139,000 for the nine months ended September 30, 2006 and 2005, respectively.

4.   Intangibles and Other Assets

Intangible assets represent the value of the following as of July 15, 2004: (i) the water contract that provides irrigation water for the golf courses at no charge (up to certain specified limits); (ii) the Rental Pool; (iii) the guest room bookings; (iv) the club memberships; and (v) the trademark and tradename of “Innisbrook.”  The intangible assets are being amortized over the specific term or benefit period of each related contract.

Intangible Assets	Amortization Period	September 30, 2006	December 31, 2005
		(in thousands)
		(unaudited)
Water Contract	None since renewable in perpetuity	$2,300	$2,300
Rental Pool	89.5 months	9,870	9,870
Guest Bookings	Less than 24 months	1,100	1,100
Club Memberships	144 months	4,400	4,400
Trade Name	None since renewable in perpetuity	2,500	2,500
		20,170	20,170
Less accumulated amortization		(4,857)	(3,535
		$15,313	$16,635

Amortization expense amounted to approximately $430,000 and $521,000 for the three months ended September 30, 2006 and 2005, respectively, and $1,322,000 and $1,762,000 for the nine months ended September 30, 2006 and 2005, respectively.  Of these amounts, approximately $331,000 and $331,000 in the three months ended September 30, 2006 and 2005, respectively, $991,000 and $991,000 in the nine months ended September 30, 2006 and 2005, respectively, are included in hotel expenses and are not included in depreciation and amortization in the Condensed Consolidated Statements of Operations. Anticipated amortization expense for the next five years and thereafter is set forth in the table below:

Year	Principal (in thousands)
October 1 through December 31, 2006	$415
2007	1,688
2008	1,688
2009	1,688
2010	1,688
Thereafter	3,346
Total	$10,513

Other assets include the Company’s interest in the net proceeds from a third-party’s sale of Parcel F.  The Company’s share of the proceeds, to be received by the predecessor owner from the sale of Parcel F, are estimated to be $2,200,000, but could be substantially less in the event of a sale thereof. See further details in Note 1.  Also included in other assets are certain design fees for the refurbishment program of $212,000 as of September 30, 2006 and $236,000 as of December 31, 2005. The Company has a contractual right under Rental Pool lease agreements to be reimbursed for these design fees by the Rental Pool participants.  This reimbursement is received in the form of a deduction from the quarterly Rental Pool refurbishment payments.

5.   Current Liabilities

Current liabilities consist of the following:

	September 30, 2006	December 31, 2005
	(in thousands)
	(unaudited)
Accounts payable	$1,732	$2,008
Accrued payroll costs	1,060	1,554
Other payables and accrued expenses	1,286	1,833
Deposits and deferred revenue	1,987	2,438
Deferred management fees	325	—
Current portion of capital leases	336	336
Current portion of refurbishment liability	1,329	1,073
	$8,055	$9,242

Westin Termination Fee

The July 15, 2004 management agreement that the Company executed with Westin (the “Management Agreement”) provides for the payment of a termination fee to Westin, subject to the terms and conditions of that agreement. If not earlier terminated, the Management Agreement would have expired on December 31, 2017.  The Company’s obligation to pay termination fees, which is included in short-term liabilities on the balance sheet, was recorded at its net present value on July 16, 2004 of $4,631,000 (calculated at a discount rate of 7%). Amortization of the discount was to be charged to interest expense ratably over the period through December 31, 2006. The amortization charged to interest expense was $88,000 for the three months ended September 30, 2006 and the three months ended September 30, 2005 and $264,000 for nine months ended September 30, 2006 and the nine months ended September 30, 2005. By mutual agreement, on September 28, 2006, the Company, the Operator and the Company’s parent, as guarantor, entered a Termination and Release Agreement (the “Termination Agreement”), pursuant to which the Company and the Operator agreed to terminate the Management Agreement as of October 31, 2006 (the “Termination Date”).  In addition to the termination of the Management Agreement, the Termination Agreement provides that (i) on or prior to October 3, 2006, the Company will deposit $600,000 in the Resort’s operating account to be used in part to pay to the Operator certain fees and charges accrued under the Management Agreement and which are expected to approximate this amount; (ii) on or prior to the earlier of March 31, 2008, or sale of the Resort by the Company, the Company will pay to the Operator the termination fee provided under Section 4.4.2 of the Management Agreement calculated as of the Termination Date, estimated at $5,594,000; and (iii) the Operator will permit the Company to continue to access the Operator’s “SAP” accounting system for the operation of the Resort for a period of three months after the Termination Date for a total charge of $6,000.  The Company plans to independently manage the Resort as of the Termination Date.   The Company has until November 30, 2006 to decide whether to assume or terminate the management agreement with Troon for Troon to continue to manage the golf facilities of the Resort.  Since the Management Agreement was terminated as of October 31, 2006, the termination fee liability was adjusted to its expected settlement value of $5,594,000.  Additional amortization of approximately $183,000 was charged to interest expense at September 30, 2006.  As of September 30, 2006 and December 31, 2005, the carrying value of this liability is $5,594,000 and $5,147,000, respectively.  The termination fee under the Management Agreement was reflected as a long-term obligation as of December 31, 2005, but was reclassified as a short-term obligation as of June 30, 2006.

Deferred Management Fees

                As of September 30, 2006 and December 31, 2005, the Company recorded deferred management fees of $325,000 and $204,000, respectively.  These fees were reflected as a long-term liability as of December 31, 2005, but were reclassified to a short-term liability as of June 30, 2006.  See Note 9 for further discussion.

6.   Long-Term Debt

The Company’s long-term debt consists of the following:

	September 30, 2006	December 31, 2005
	(in thousands)
	(unaudited)
Non-interest bearing mortgage note due to the Operating Partnership, maturing in June 2027	$39,240	$39,240
Advances from the operating partnership, net	2,976	2,976
Capital leases less current portion	516	625
	$42,732	$42,841

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

In addition, the Company agreed to provide a refurbishment reimbursement to the respective condominium owners for units placed into the Rental Pool during 2005.  The owners of these units will be paid 25% of their refurbishment investment, with interest at 2.5% per annum.  The owners of these units currently receive interest and will receive principal payments beginning in 2008 and ending in 2012 for total principal payments of approximately $92,000.

The amortization charged to interest expense was $179,000 for the three months ended September 30, 2006 and $177,000 for the three months ended September 30, 2005. The amortization charged to interest expense was $536,000 and $592,000 for the nine months ended September 30, 2006 and 2005, respectively.  The net present value of this liability is $4,377,000 and $4,646,000 as of September 30, 2006 and December 31, 2005, respectively, of which $1,329,000 and $1,000,000, respectively, is included in current liabilities (see Note 5).

The corresponding benefit to the Resort from the MLA refurbishment program was included in the valuation of the rental pool intangible asset which is being amortized over the term of the current master lease agreement that expires in 2011. Minimum undiscounted principal payments on the MLA refurbishment program are as follows:

Year	Amount (in thousands)
October 1 – December 31, 2006	$266
2007	1,417
2008	1,781
2009	2,140
2010	19
Thereafter	50
Total	$5,673

Our obligation to reimburse the Rental Pool Participants for their refurbishment expenses is contingent on the units remaining in the Rental Pool from the time of their refurbishment through 2009. If the unit does not remain in the Rental Pool during the reimbursement periods discussed above, the owner or successor owner will forfeit any unpaid installments at the time the unit is removed from the Rental Pool.

Troon Supplemental Fee

A July 15, 2004 facility management agreement executed by Westin and Troon provides for the payment by the Company to Troon of a supplemental fee, subject to the terms and conditions of that facility management agreement, of $800,000. If not earlier terminated, the facility management agreement will expire in July 15, 2009. The Company’s obligations to Troon were recorded at their net present value on July 16, 2004. The net present value on that date was $682,000 (calculated at a discount rate of 7%). Amortization of the discount is charged to interest expense ratably over the period through December 31, 2006. The amortization charged to interest expense for three months ended September 30, 2006 and 2005 was $12,000.  The amortization charged to interest expense for the nine months ended September 30, 2006 and 2005 was $36,000.  As of September 30, 2006 and December 31, 2005, the net present value of this liability was $788,000 and $752,000, respectively.   The Company has until November 30, 2006 to decide whether to assume or terminate the management agreement with Troon for Troon to continue to manage the golf facilities of the Resort.

Other

As of September 30, 2006 and December 31, 2005, the Company recorded deferred revenue from member initiation fees of $1,184,000 and $825,000, respectively.

The Company’s Other Long-Term Liabilities consists of the following:

	September 30, 2006	December 31, 2005
	(in thousands)
	(unaudited)
Rental pool refurbishment	$3,048	$3,574
Troon supplemental fee	788	752
Deferred membership initiation fees and dues	1,184	825
Westin termination fee, long-term	—	5,147
Westin deferred management fees, long-term	—	204
	$5,020	$10,502

8.  Commitments and Contingencies

Employee Benefit Plans

The Company maintains a defined contribution Employee Thrift and Investment Plan, which provides retirement benefits for all eligible employees, including employees of GTA-IB Operations, LLC, who have elected to participate. Employees must fulfill a 90-day service requirement to be eligible to participate in this plan. The Company currently matches one half of the first 6% of the contributions of each employee  The Company made contributions of approximately $41,000 and $44,000 for the three months ended September 30, 2006 and 2005, respectively, and $147,000 and $142,000 for the nine months ended September 30, 2006 and 2005, respectively.

Westin Management Company South and Troon Golf L.L.C.

The Management Agreement between the Company and Westin provides that Westin will manage the Resort for a fee equal to 2.2% of the Resort’s gross revenue. Contemporaneously with the signing of the Management Agreement in July 2004, Westin entered into a management contract with Troon pursuant to which Troon will manage the golf facilities of the Resort for a fee payable by the Company which shall equal 2% of the Resort’s gross golf revenue.  The Company pays monthly management fees to Westin and Troon. Westin and Troon also have a contractual right to earn supplemental fees based on financial performance. The Management Agreement with Westin has a termination date of December 31, 2017, however, by mutual agreement, on September 28, 2006, the Company, Westin and the Company’s parent, or “GTA”, as guarantor, entered a Termination and Release Agreement (the “Termination Agreement”), pursuant to which the Company, GTA, and Westin agreed to terminate the Management Agreement as of October 31, 2006 (the “Termination Date”).  In addition to the termination of the Management Agreement, the Termination Agreement provides that (i) on or prior to October 3, 2006, the Company or GTA will deposit $600,000 in the Resort’s operating account to be used in part to pay to Westin certain unpaid fees and charges which have accrued under the Management Agreement and which are expected to approximate this amount, (ii) on or prior to the earlier of March 31, 2008, or any sale of the Resort by the Company and GTA, the Company will pay to Westin the termination fee provided under Section 4.4.2 of the Management Agreement calculated as of the Termination Date, approximately $5,594,000, and (iii) Westin will permit the Company and GTA to continue to access Westin’s “SAP” accounting system for the operation of the Resort for a period of three months after the Termination Date for a total charge of $6,000.  The Company and GTA plan to independently manage the Resort as of the Termination Date.   The Company and GTA have until November 30, 2006 to decide whether to assume or terminate the management agreement with Troon for Troon to continue to manage the golf facilities of the Resort.

For the three and nine months ended September 30, 2006 and 2005, the payments made to Westin and Troon under their respective management agreements are reflected in the table below:

	Three months ended September 30,		Nine months ended September 30,
	(in thousands) (unaudited)
	2006	2005	2006	2005
Westin	$127	$144	$722	$703
Troon	41	40	213	201
Total	$168	$184	$935	$904

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

The plaintiffs in the Initial Land Use Lawsuit have filed a multi-count complaint seeking injunctive and declaratory relief with respect to the land use and development rights of a tract of land commonly known as Parcel F. Parcel F is a parcel of land located within the Resort and owned by an unaffiliated third-party, GHR. The plaintiffs allege that there are no remaining development units (residential units) available to be developed within the Resort property. On March 29, 2005, the Company filed a Motion to Intervene as a defendant in the Initial Land Use Lawsuit in order to protect its property and its land use and development rights with respect to Parcel F and its property. A hearing on the Motion to Intervene was held on April 4, 2005, after which the court granted the Company’s Motion to Intervene. On April 5, 2005, the Company joined in the filing of a Motion to Dismiss and Motion to Strike three of the seven counts of the plaintiffs’ complaint. The court granted the Motion to Dismiss on April 26, 2005. On that same date, four individuals (Joseph E. Colwell, Marcia G. Colwell, Kirk E. Covert, and Deborah A. Covert) and Autumn Woods Homeowner’s Association, Inc. moved to intervene in the Initial Land Use Lawsuit which the court subsequently allowed.

On April 8, 2005, a separate suit was filed by James M. and Mary H. Luckey, and Andrew J. and Aphrodite B. McAdams, against Pinellas County, a political subdivision of the State of Florida, Golf Host Resorts, Inc., a foreign corporation and Bayfair Innisbrook, LLC, a Florida limited liability corporation. In this report the Company refers to this matter as the “Subsequent Land Use Lawsuit.”

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

From December 19 through December 23, 2005, the court tried these consolidated cases in a non-jury trial. At the conclusion of the evidentiary portion of the trial, the court deferred final argument until Friday, January 6, 2006. On that date, the court heard final arguments and rendered its decision. The court ruled in favor of all defendants and against all plaintiffs as to each count in both Land Use Lawsuits. On March 8, 2006, the court formally entered its final judgment on the record ruling in favor of the defendants on all counts and denying all claims asserted by the plaintiffs in both Land Use Lawsuits. On March 31, 2006, the plaintiffs in the consolidated cases filed a notice of appeal.  Since the filing of that notice, the plaintiffs/appellants have filed their initial appellate brief and the defendants/appellees, including GTA-IB, LLC, have filed their answer brief.  The plaintiffs/appellants will have an opportunity to file a reply brief to defendants/appellees’ answer brief.  As of November 11, 2006, no such reply brief has been filed.

Property Tax Lawsuit

The Company filed a lawsuit against the property appraiser of Pinellas County Florida, or Pinellas County, to challenge the 2004 and 2005 real estate assessment of the Resort property. Pinellas County filed a motion to dismiss the Company’s action, which was denied by the court. As of November 11, 2006, no trial date has been set. If Pinellas County were to prevail, the Company believes that there would be no material adverse effect upon our financial statements, as the entire Pinellas County assessment is fully accrued and accounted for at September 30, 2006.

9.   Subsequent Events

In October 2006, GTA funded the Company $600,000 for working capital needs in connection with the terms of the Termination Agreement with Westin.  See note 8 for further discussion. Also, in October 2006, GTA funded the Company a total of $200,000 to begin the capital project of upgrading the Resort’s technological infrastructure.

                On October 30, 2006, the Company’s parent received and agreed to the terms of a non-binding confirmation of interest letter from an industry lender in which the lender proposes to provide a loan on the Resort with an anticipated closing date on or about December 15, 2006.  The proposed use of these funds would be to, among other things, (i) repay the Company’s parent’s series A preferred shareholder, (ii) fund certain capital projects at the Resort, and (iii) cover certain working capital needs at the Resort.  Advancing this confirmation of interest to the next step which would be in the form of a commitment letter is subject to certain requirements that must be to the lender’s satisfaction which include but are not limited to title insurance, property insurance, survey, appraisal and market studies, water supply review and engineering and environmental reports.

INNISBROOK RENTAL POOL LEASE OPERATION
CONDENSED BALANCE SHEETS
AS OF SEPTEMBER 30, 2006 AND DECEMBER 31, 2005
(in thousands)

	September 30, 2006	December 31, 2005
	(unaudited)
DISTRIBUTION FUND
Assets
Receivable from GTA-IB, LLC for distribution	$578	$918
Interest receivable from maintenance escrow fund	25	17
Total assets	$603	$935
Liabilities
Due to Rental Pool participants for distribution	$412	$688
Due to maintenance escrow fund	191	247
Total liabilities	$603	$935
MAINTENANCE ESCROW FUND
Assets
Cash and cash equivalents	$224	$202
Short-term investments	1,900	1,595
Receivable from distribution fund	191	247
Inventory	25	—
Interest receivable	25	18
Total assets	$2,365	$2,062
Liabilities and participants’ fund balances
Accounts payable	$10	$9
Construction retainage	—	6
Interest payable to distribution fund	25	17
Carpet care reserve	74	55
Rental Pool participants’ fund balances	2,256	1,975
Total liabilities and Rental Pool participants’ fund balances	$2,365	$2,062

See accompanying notes to these condensed financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION
CONDENSED STATEMENTS OF CHANGES IN PARTICIPANTS’ DISTRIBUTION FUND BALANCES
FOR THREE AND NINE ENDED SEPTEMBER 30, 2006 AND 2005
(in thousands) (unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
DISTRIBUTION FUND
Balance, beginning of period	$—	$—	$—	$—
Additions:
Amounts available for distribution	578	669	3,825	3,804
Interest received or receivable from Maintenance Escrow Fund	25	16	67	39
Reductions:
Amounts withheld for Maintenance Escrow Fund	(191)	(231)	(897)	(1,008)
Distribution accrued or paid to Rental Pool participants	(412)	(454)	(2,995)	(2,835)
Balance, end of period	$—	$—	$—	$—

See accompanying notes to these condensed financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION
CONDENSED STATEMENTS OF CHANGES IN PARTICIPANTS’ ESCROW FUND BALANCES
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(in thousands) (unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
MAINTENANCE ESCROW FUND
Balance, beginning of period	$2,280	$2,323	$1,975	$1,951
Additions:
Amounts withheld from occupancy fees	191	231	897	1,008
Interest earned	25	16	66	39
Charges to Rental Pool participants to establish or restore escrow balances	54	89	364	339
Reductions:
Maintenance charges	(213)	(489)	(731)	(1,004)
Carpet care reserve deposit	(9)	(10)	(44)	(49)
Interest accrued or paid to Distribution Fund	(25)	(16)	(66)	(39)
Refunds to Rental Pool participants pursuant to the Master Lease Agreements	(47)	(70)	(205)	(171)
Balance, end of period	$2,256	$2,074	$2,256	$2,074

See accompanying notes to these condensed financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(in thousands) (unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
DISTRIBUTION FUND
Gross revenue	$1,627	$1,840	$10,754	$10,419
Deductions:
Agents’ commissions	45	60	472	463
Resort fees	51	—	282	—
Credit card fees	39	43	248	240
Professional fees	6	6	19	19
Uncollectible room rents	2	18	38	20
Linen replacements	16	19	106	146
Rental pool complimentary fees	1	1	2	3
	160	147	1,167	891
Adjusted gross revenue	1,467	1,693	9,587	9,528
Amount retained by lessee	(880)	(1,016)	(5,752)	(5,717)
Gross income distribution	587	677	3,835	3,811
Adjustments to gross income distribution:
General pooled expense	(2)	(2)	(9)	(2)
Corporate complimentary occupancy fees	7	5	20	16
Interest	(3)	(3)	(9)	(9)
Occupancy fees	(212)	(257)	(996)	(1,120)
Advisory committee expenses	(46)	(53)	(143)	(153)
Net income distribution	331	367	2,698	2,543
Adjustments to net income distribution:
Occupancy fees	212	257	996	1,120
Hospitality suite fees	—	1	2	5
Westin Associate room fees	34	44	129	136
Available for distribution to participants	$577	$669	$3,825	$3,804

See accompanying notes to these condensed financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(in thousands) (unaudited)

1.             Rental Pool Lease Operations

Organization and Operations

GTA-IB, LLC (the “Company”) is a single member limited liability company, wholly owned by GTA-IB Golf Resort, LLC. GTA-IB Golf Resort, LLC is itself a wholly owned subsidiary of Golf Trust of America, L.P. (the “Operating Partnership”). There is no established market for the Company’s membership interests. The preceding condensed financial statements of the Rental Pool Lease Operations (the “Rental Pool”) at the Westin Innisbrook Golf Resort (the “Resort”) are for the periods ended September 30, 2006 and 2005.  The Rental Pool consists of condominiums at the Resort which are provided as resort accommodations by their owners.

Historically, the predecessor owner and the Company have offered several different programs to the condominium owners who are eligible to participate in the Rental Pool (the “Rental Pool Participants”). Effective January 1, 2002, GHR offered a new Master Lease Agreement (“NMLA”) which permitted all Rental Pool Participants the opportunity to convert to the NMLA from any prior agreement they were participating in at that time.  In addition, the NMLA provides that on an annual basis each Rental Pool Participant may elect to participate in the Rental Pool for the following year by signing an Annual Lease Agreement (“ALA”). Any Rental Pool Participant who does not sign the ALA is not permitted to participate in the Rental Pool for the following year.  Under the NMLA, 40% of the Adjusted Gross Revenues, as defined in the NMLA, are distributed to the Rental Pool Participants and the remaining 60% is retained by the Company.

The Rental Pool condensed financial statements consist of the Distribution Fund and the Escrow Fund.

The Distribution Fund accounts for the sharing of the Rental Pool participants’ portion of Adjusted Gross Revenues in accordance with the NMLA.

The Maintenance Escrow Fund accounts for amounts set aside in accordance with the NMLA for the ongoing maintenance of the condominium units participating in the Rental Pool.

The Condensed Statements of Operations reflects Rental Pool participants’ earnings as a result of participating in the Rental Pool. In accordance with the NMLA, the Company and the Rental Pool participants share Adjusted Gross Revenues.  Adjusted Gross Revenues are defined in the NMLA as gross room revenues from the units participating in the Rental Pool, less certain defined costs.

In addition, the predecessor owner to us agreed in the NMLA to reimburse the Rental Pool participants who were participating in the NMLA an amount up to 50% of the actual unit refurbishment costs, plus interest at a rate of 5% per annum on such amounts, beginning in 2002.  For newly refurbished units entering the Rental Pool during 2005, the Company agreed to reimburse the Rental Pool Participants who were participating in the NMLA an amount up to 25% of the actual unit refurbishment costs, plus interest at a rate of 2.5% per annum, beginning in 2005.  The obligation to reimburse the refurbishment costs and pay interest thereon applies only if certain minimum participation thresholds are maintained. The Company assumed the obligations of the predecessor owner under the NMLA and the ALA, or, collectively, the Agreements.

Maintenance Escrow Fund Accounts

The NMLA generally provides that 90% of the occupancy fees earned by each Rental Pool participant are deposited in that Rental Pool Participant’s Maintenance Escrow Fund account. This account provides funds for payment of amounts that are due from Rental Pool participants under the Agreements for maintenance and refurbishment services for or related to their condominium unit(s). In the event that a Rental Pool participant’s balance falls below that necessary to provide adequate funds for maintenance and replacements, the Rental Pool participant is required to restore the escrow balance to a defined minimum level. The NMLA requires that specific fund balances must be maintained, by unit type, size and age of refurbishment, as defined in the applicable Agreement. Under the NMLA, a percentage of the occupancy fees are deposited into the carpet care reserve in the Maintenance Escrow Fund.  The portion of the Maintenance Escrow Fund representing the carpet care reserve is expected to be used to pay the expense of carpet cleaning for all Rental Pool Participants. This percentage is estimated to provide the amount necessary to fund carpet cleaning expenses and may be adjusted annually. The amounts expended for carpet care were approximately $36,000, $37,000 and $35,000 for the years ended 2005, 2004 and 2003, respectively.

The Lessors’ Advisory Committee, subject to the restrictions contained in the Agreements, invests the Maintenance Escrow Fund on behalf of the Rental Pool Participants. The Lessors’ Advisory Committee consists of nine Rental Pool Participants who are elected to advise the Company on Rental Pool matters and to negotiate amendments to the lease agreement, the ALA, and the NMLA. Income earned on the investments of the Maintenance Escrow Fund is allocated proportionately to the respective Maintenance Escrow Fund accounts of the Rental Pool Participants and paid quarterly through the Distribution Fund. At September 30, 2006, the Maintenance Escrow Fund held certificates of deposit of $1,900,000 with maturity terms ranging from three months to twelve months and bearing interest at rates from 4.5% to 5.25% per annum.   At September 30, 2005, the Maintenance Escrow Fund held certificates of deposit of $1,690,000 with maturity terms ranging from six months to twelve months and bearing interest at rates from 2.55% to 3.9%, per annum.  At September 30, 2006 and 2005, the cost of these investments approximates fair value.

Going Concern

The continuation and success of the Rental Pool is contingent upon the continuation of the operations of the Resort. In turn, the success of the Resort’s operations is contingent upon the continued participation of condominium owners in the Rental Pool. The Company had losses from operations of approximately $3,598,000 and $1,606,000 for the three and nine months ended September 30, 2006, respectively; and, the impact of seasonality on the Resort’s operations and the projections from the Resort’s manager of the Resort’s cash flow through the end of 2006 raise substantial doubt about the Company’s ability to continue as a going concern. Items related to the continuation of the Resort as a going concern include such issues as:  the sale of condominium units which do not participate in the Rental Pool or through a sale are removed from the Rental Pool; owners of units opting to live in their units; owners renting their units outside of the Rental Pool; and general economic conditions related to the destination resort industry.  The Operating Partnership’s parent, Golf Trust of America, Inc., or GTA, is currently seeking a buyer for the Resort pursuant to the stockholder-approved plan of liquidation. In the event that the Resort is not sold, it may become necessary for the Company to seek further cash infusion from the Operating Partnership, if available, or to seek some other form of re-capitalization to seek to insure the Company’s ongoing viability. GTA is currently in the process of liquidation. There are no assurances that GTA, the Operating Partnership, or any other affiliate will have the ability to provide future funding to the Resort, nor are there any assurances that the Company will be able to obtain financing which will allow the Company to remain viable through the consummation of the liquidation.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We were formed on December 30, 2002 as a wholly-owned subsidiary of GTA-IB Golf Resort, LLC, or Our Parent.  Our Parent is in turn a wholly-owned subsidiary of Golf Trust of America, L.P., or the Operating Partnership.  The Operating Partnership is the operating partnership of Golf Trust of America, Inc., or GTA. Golf Host Resorts, Inc., or GHR, is the former unaffiliated owner of the Resort and the former borrower who defaulted under a $79 million participating mortgage loan funded by the Operating Partnership in June 1997.

We, the Operating Partnership, and one of the Operating Partnership’s subsidiaries entered into a Settlement Agreement dated July 15, 2004, or the Settlement Agreement, with GHR, Golf Hosts, Inc., Golf Host Management, Inc. and Golf Host Condominium, Inc. The Settlement Agreement resolved a number of issues between the parties, including GHR’s default under the $79 million loan made by the Operating Partnership to GHR in June 1997. As part of the Settlement Agreement, we took ownership of the Westin Innisbrook Golf Resort, or the Resort, effective at the close of business on July 15, 2004. Also, in connection with the Settlement Agreement, we entered into a management agreement with Westin Management Company South, or Westin, providing for Westin’s management of the Resort which was terminated on October 31, 2006.  In addition, Westin and Troon Golf L.L.C., or Troon, entered into a facility management agreement setting forth the terms of Troon’s management of the golf facilities at the Resort.  See further discussion in Note 5 to the Condensed Consolidated Financial Statements referred to in Item 1 of this quarterly report.

The Operating Partnership had previously entered into an agreement with GHR and the prospective purchaser of a parcel of undeveloped land within the Resort, commonly known as Parcel F. This agreement, commonly known as the Parcel F Development Agreement, was executed on March 29, 2004 and amended on August 10, 2005 to add us as a party.  The Parcel F Development Agreement sets forth the terms and conditions pursuant to which Parcel F may be developed and includes restrictions on GHR, as the owner of Parcel F, which are designed to avoid interference with the operations of the Resort.  The Parcel F Development Agreement also contains provisions which we believe will increase the Operating Partnership’s ability to better manage the location of the access road for Parcel F.

Results of Operations

Forward Looking Statements

The following report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements that predict or describe future events or trends and that do not relate solely to historical matters. All of our projections in this quarterly report are forward-looking statements. You can generally identify forward-looking statements as statements containing the words “believe,” “expect,” “hope,” “may, “will,” “anticipate,” “intend,” “estimate,” “project,” “assume” or other similar expressions. Certain factors that might cause such a difference include the following: changes in general economic conditions; including changes that may influence group conference and guests’ vacation plans; changes in travel patterns; changes in consumer tastes in destinations or accommodations for group conferences and vacations; changes in rental pool participation by the current condominium owners; settlement of the class action lawsuit involving the rental pool agreements;  the resale of condominiums to owners who elect neither to participate in the rental pool nor to become members of the Innisbrook Resort and Golf Club, or the Resort. You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known (and unknown) risks, uncertainties and other unpredictable factors, many of which are beyond our control. Our forward-looking statements are based on the limited information currently available to us and speak only as of the date on which this report was filed with the Securities and Exchange Commission. Our continued internet posting or subsequent distribution of this dated report does not imply continued affirmation of the forward-looking statements included in it. We undertake no obligation, and we expressly disclaim any obligation, to issue any updates to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements. Future events are inherently uncertain. Moreover, it is particularly difficult to predict business activity levels at the Resort with any certainty. Accordingly, our projections in this quarterly report are subject to particularly high uncertainty. Our projections should not be regarded as legal promises, representations or warranties of any kind whatsoever. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such differences might be significant and harmful to your interests.

Results of operations

Because the Resort is a destination golf resort, we believe it appeals to a different market than the market to which stand-alone hotels located in downtown metropolitan areas would appeal. The Resort provides recreation, food and beverages to business meeting or group travelers, transient guests who play golf, guests who purchase golf packages and guests who bring their families to the Resort. As a destination golf resort, the Resort’s performance is sensitive to weather conditions and seasonality. The Resort had higher realized revenue and fewer room nights during the nine months ended September 30, 2006 than during the corresponding period in 2005. We believe that the increase in realized revenue is attributed to the continued focus sales and marketing efforts directed towards attracting group and transient guests and a continued focus on sales of golf packages and golf memberships at the Resort.  The increase in the average daily rate that was realized from targeting a more profitable type of guest offset the revenue lost due to the reduction in room nights and golf rounds.  During the nine months ended September 30, 2006, each of these market segments at the Resort produced a greater aggregate spending level per room night as compared to the nine months ended September 30, 2005.  While overall room nights and golf rounds decreased 12.3% and 7.9%, respectively, during the first nine months of 2006 as compared to the same period of 2005, overall gross revenue per room night increased by $69.71 to $476.62 from $406.91 while gross golf revenue per round played increased by $16.47 to $126.89 from $110.42.  The fluctuation in gross revenue is discussed in further detail below.

The following table shows utilization of the Resort facilities broken down by department, results of operations and selected Rental Pool statistical data during the three and nine month period ended September 30, 2006 and September 30, 2005:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006	2005	Increase (decrease)	Percentage Change	2006	2005	Increase (decrease)	Percentage Change
Utilization of Resort facilities:
Available room nights	55,196	55,343	(147)	(0.3)%	159,371	161,990	(2,619)	(1.6)%
Actual room nights
Group	7,816	9,156	(1,340)	(14.6)%	45,677	46,925	(1,248)	(2.7)%
Transient	6,588	8,328	(1,740)	(20.9)%	23,921	32,475	(8,554)	(26.3)%
Total room nights	14,404	17,484	(3,080)	(17.6)%	69,598	79,400	(9,802)	(12.3)%
Food and beverage meals	66,687	64,411	2,276	3.5%	321,944	315,058	6,886	2.2%
Golf rounds
Resort guests	12,266	13,585	(1,319)	(9.7)%	55,977	62,981	(7,004)	(11.1)%
Member/guests	6,433	7,250	(817)	(11.3)%	28,002	28,195	(193)	(0.3)%
Total golf rounds	18,699	20,835	(2,136)	(10.3)%	83,979	91,176	(7,197)	(7.9)%

	Three Months Ended September 30				Nine Months Ended September 30
	2006	2005	Increase (decrease)	Percentage Change	2006	2005	Increase (decrease)	Percentage Change
Results of operations (in thousands):
Revenues
Hotel	$1,719	$1,899	$(180)	(9.5)%	$11,008	$10,632	$376	3.5%
Food and beverage	1,554	1,497	57	3.8%	9,372	8,557	815	9.5%
Golf	2,040	2,009	31	1.5%	10,656	10,067	589	5.9%
Other	587	689	(102)	(14.8)%	2,136	3,043	(907)	(29.8)%
Total revenues	5,900	6,094	(194)	(3.2)%	33,172	32,299	873	2.7%
Expenses
Hotel	1,979	2,100	(121)	(5.8)%	8,929	9,015	(86)	(0.9)%
Food and beverage	1,660	1,476	184	12.5%	6,671	6,054	617	10.2%
Golf	1,775	1,856	(81)	(4.4)%	5,542	5,518	24	0.4%
Other	2,562	2,255	307	13.7%	7,939	7,393	546	7.4%
General and administrative	1,017	1,021	(4)	0.0%	4,168	3,694	474	12.8%
Depreciation and amortization	505	575	(70)	(12.2)%	1,529	1,910	(381)	(19.9)%
Total expenses	9,498	9,283	215	2.4%	34,778	33,584	1,194	3.6%
Operating loss	(3,598)	(3,189)	(409)	(12.9)%	(1,606)	(1,285)	(321)	(25.0)%
Interest expense, net	565	438	(127)	(29.0)%	1,308	1,254	(54)	(4.3)%
Net loss	$(4,163)	$(3,627)	$(536)	(14.8)%	$(2,914)	$(2,539)	$(375)	(14.8)%

Selected Rental Pool statistical data:
Average daily distribution	$10.46	$12.08	$(1.62)	(13.4)%	$24.00	$23.48	$52	2.2%
Average room rate	$119.33	$108.64	$10.69	9.8%	$158.16	$133.91	$24.25	18.1%
Occupancy percentage	26.1%	31.6%	(5.5)%		43.7%	49.0%	(5.3)%
Average number of available units	607	602	(5)	(.8)%	584	591	(7)	(1.2)%

Three months ended September 30, 2006 and 2005.

During the three months ended September 30, 2006, there were 3,080, or 17.6%, fewer occupied room nights as compared to the three months ended September 30, 2005.  There were 1,740 fewer transient room nights and 1,340 less group room nights during the three months ended September 30, 2006 as compared to the three months ended September 30, 2005.  Group room nights consist of conference room nights, or room nights which are booked and correlate to a meeting or convention at the Resort, and transient room nights, which are room nights which are booked and do not correlate to a meeting or convention at the Resort.  Transient room nights are often booked 24 hours or less from the date of the visit, while group room nights are typically booked no less than 120 days in advance of the date of a visit.  Larger groups typically book 16 to 18 months in advance of a stay.  Transient room nights are often booked as part of golf packages and Internet bookings, among others, but during the first three months of September 30, 2005, a significant number of transient rooms were attributable to the actualization of golf packages at the Resort.  Management believes that transient room nights were lower in the three months ended September 30, 2006 than in the corresponding period in 2005 due to guests hesitancy to book rooms on the south east coast of Florida during the hurricane season based on the tropical activity during the hurricane season months of the past two years.

The effect of the decline in occupied room nights on revenues during the three months ended September 30, 2006 was mitigated by improved average room rates and ancillary spending patterns of the guests, coupled with increases in banquet and catering sales. Total revenue for the Resort was $194,000 less during the three months ended September 30, 2006 than in the same period of 2005. An overall increase in spending by the Resort’s guests, both for rooms and by package guests for food and beverages, helped to mitigate the reduction in gross revenue that resulted from the lower number of room nights in three months ended September 30, 2006 as compared to same period of 2005.  During the same periods, the average room rate increased from $108.64 in 2005 to $119.33 in 2006.  Aggregate spending per room night during the three months ended September 30, 2006 was $409.61, as compared to $348.89 for the same period in 2005.  The most significant decrease in revenues at the Resort during the three months ended September 30 2006 occurred in the Other department. Revenues attributable to that category for the three months ended September 30, 2006 decreased by approximately $102,000, or 14.8%, as compared to the same period in 2005. Other Revenue decreased primarily because the Resort no longer charges a resort fee.  Food and Beverage revenues increased by approximately $57,000, or 3.8%, as a result of 2,276, or 3.5%, greater meals served, or covers, as compared to the three months ended September 30, 2005.   This aggregate increase in covers served was primarily attributable to the Resort’s banquets, catering and room service, with a combined increase of approximately 1,590 covers. Covers attributed to the Resort’s casual restaurants and pool service increased by approximately 686. While the aggregate number of covers increased, revenue per cover increased from $23.23 to $23.31.  The combination of increased number of covers and increased revenue per cover produced the $57,000 positive variance for the period ended September 30, 2006 versus September 30, 2005.  Golf revenue increased by approximately $31,000, primarily as a result of improved capture of revenue per round of golf.  Golf revenue for the quarter ended September 30, 2006 averaged $109.10 per round, as compared to $96.45 per round for the comparative period in 2005.  Although in the aggregate golf rounds decreased by 2,136, golf revenues increased as a result of the capture of increased greens fees and ancillary spending in the pro shops. The net decrease in aggregate rounds played was attributed to 1,319 fewer rounds played by the Resort’s transient guests, including packages, coupled with an aggregate decrease of 817 rounds played by Resort members.  The number of total golf rounds played in the three months ended September 30, 2006 was 18,699, compared to 20,835 rounds played in the same period of 2005. Golf revenue does not necessarily increase or decrease exactly in proportion to occupied room nights because golf revenue also includes member dues and fees and day golf group fees, neither of which is directly related to occupied room nights.

Consistent with past periods, we continued to monitor total operating expenses in an attempt to insure that Westin controlled expenses and that the expenses bore a direct correlation to the room nights, food and beverage covers and golf round demand. Aggregate total operating expenses do not generally increase or decrease on a one-to-one basis with total operating revenue because the Resort must carry a minimum fixed operating staff and other support expenses at all times. In those operating departments where the variable costs can best be managed, we manage these costs consistent with room, food and beverage and golf demand. Total Resort operating expenses, before depreciation and amortization and excluding the Rental Pool amortization in hotel operations, increased by approximately $285,000, or 3.3%, for the three months ended September 30, 2006 as compared to the corresponding period in the prior year.  This increase, in part, can be attributed to an increase of approximately $593,000, or 286%, in the Resort’s annual property insurance premiums, which renewed July 15, 2006, due to the tropical activity impacting Florida in the past two years although the Resort has been fortunate and not suffered any significant losses due to this activity.  We were told by our brokers that increases of this magnitude were dictated by the insurance industry due to the catastrophic losses experienced in coastal areas in the recent past and were not property specific so our premiums increase could not be mitigated by the Resort’s lack of losses in prior periods.  Property and general insurance expense for the three months ended September 30, 2006 increased $197,000 when compared to the same period of the prior year.

Depreciation and amortization expense, excluding the Rental Pool amortization included in hotel expenses, was approximately $505,000 and $575,000 for the three months ended September 30, 2006 and 2005, respectively.

Interest expense, net of interest income, was approximately $565,000 and $438,000 for the three months ended September 30, 2006 and 2005, respectively, and reflects amortization of the discount of (i) our Rental Pool refurbishment liability in the amount of $179,000, (ii) our short-term liability to Westin in the amount of $271,000 and (iii) our long-term liability to Troon in the amount of $12,000. The defaulted participating mortgage loan that was assumed by us from GHR, our unaffiliated borrower, and has an outstanding balance at September 30, 2006 of $39,240,000 became non-interest bearing upon our assumption on July 15, 2004.

The net loss for the three months ended September 30, 2006 was approximately $4,163,000, compared to a net loss for the three months ended September 30, 2005 of approximately $3,627,000.

During the three months ended September 30, 2006, approximately $240,000 of the capital reserve funds was disbursed. Of those disbursed funds, $208,000 was used to pay lease payments on existing and additional equipment consisting of bellman vehicles, golf cart leases, golf course equipment leases, telephone equipment leases and cable leases and the balance was for various capital improvement projects and replacements throughout the Resort.

Nine months ended September 30, 2006 and 2005.

During the nine months ended September 30, 2006, there were 9,802, or 12.3%, fewer occupied room nights than there were for the nine months ended September 30, 2005.  During the nine months ended September 30, 2006, there were 8,554 fewer transient room nights and 1,248 fewer group room nights, resulting in a combined 9,802 fewer occupied room nights as compared to the same period of the prior year.  We believe the decrease in transient room nights could be attributed to the mild weather in the winter and spring months experienced during 2006 in the northern states.  Because the winter and spring months were much warmer in the northern states during 2006 than in 2005, we believe that transient guests and golf package guests were less inclined to visit the southern states.  As described above, we also believe that transient room nights decreased in the late summer/early fall months due to guest hesitancy to book rooms on the southeast coast of Florida during the hurricane season.    We believe the decrease in group room nights was a result of our decision to target higher revenue producing group type as opposed to certain types of groups that booked in the prior year and were not as profitable.  We also believe that the drop in group room nights was due to the fact that our sales and marketing department had four vacant positions for varying periods of time between February and June 2006 which hindered the sales and marketing staff’s ability to book to the same levels as in prior periods.  The sales team is now fully staffed and we believe that the sales productivity has begun to increase.

The decline in the occupied room nights during the nine months ended September 30, 2006 was offset by improved average room rates and ancillary spending patterns of the Resort’s guests, coupled with increases in banquet and catering sales. Total revenue for the Resort increased by $873,000 during the nine months ended September 30, 2006 than in the nine months ended September 30, 2005. An overall increase in spending by the Resort’s guests, both for rooms and by package guests for food and beverages, offset the reduction in gross revenue that resulted from the lower number of room night in the nine months ended September 30, 2006 as compared to the same period of 2005.  The average room rate increased from $133.91 in 2005 to $158.16 in 2006.  Aggregate spending per room night during the nine months ended September 30, 2006 was $476.62, as compared to $406.91 during the same period in 2005.   The most significant increase in revenues at the Resort during the nine months ended September 30, 2006 occurred in the Food and Beverage department. Revenues of that department increased by approximately $815,000, or 9.5%, for the nine months ended September 30, 2006, as compared to the same period in 2005.  Overall food and beverage revenues increased as the food and beverage total covers (meals) increased by 6,886.  This net increase in covers served was primarily attributed to the Resort’s banquets, catering, room service and pool service with a combined increase of approximately 12,513 covers. Covers attributed to the Resort’s casual restaurants decreased by approximately 5,627 covers. This reduction of restaurant covers is reflective of the reduced transient room nights noted above.  Food and Beverage revenue per cover increased from $27.16 during the nine months ended September 30, 2005 to $29.11 for the nine months ended September 30, 2006, or 7.2% per cover.  Golf revenue increased by approximately $589,000, primarily as a result of improved capture of revenue per round of golf.  Golf revenue for the nine months ended September 30, 2006 averaged $126.89 per round, as compared to $110.42 per round for the comparative period in 2005, while the number of rounds played decreased for the period.   In the aggregate, while there were 7,197, or 7.9%, fewer golf rounds, revenues increased as a result of the capture of higher greens fees and ancillary spending in the pro shops. The net decrease in aggregate rounds played was attributable to 7,004 fewer rounds played by the Resort’s transient guests, including packages, coupled with a decrease of 193 rounds played by Resort members.  The number of total golf rounds played in the nine months ended September 30, 2006 was 83,979, as compared to 91,176 in the same period of 2005. Golf revenue does not necessarily increase or decrease exactly in proportion to occupied room nights because golf revenue also includes member dues and fees and day golf group fees, neither of which is directly related to occupied room nights. Increases in total revenue due to improved spending of the Resort’s guests in the nine months ended September 30, 2006 as compared to the same period in 2005 were offset by a decrease in Other Revenue of approximately $907,000.  Other Revenue decreased primarily because the Resort no longer charges a resort fee.

Consistent with past periods, we continued to monitor total operating expenses in an attempt to insure that Westin controlled expenses and that the expenses bore a direct correlation to the room nights, food and beverage covers and golf round demand.  Aggregate total operating expenses do not generally increase or decrease on a one-to-one basis with total operating revenue because the Resort must carry a minimum fixed operating staff and other support expenses at all times. In those operating departments where the variable costs can best be managed, we seek to manage these costs consistent with room, food and beverage and golf demand. Total Resort operating expenses, before depreciation and amortization and excluding the Rental Pool amortization in hotel operations, increased by approximately $1,575,000, or 5.0%, for the nine month period ended September 30, 2006 as compared to the corresponding period in the prior year. This increase of 5.0% is correlated to the increase in total operating revenue of approximately 2.7% as certain direct expenses increase/decrease based on the business levels at the Resort and are not fixed.  Also, as discussed above in the three month comparison, insurance expense increased significantly upon renewal of our annual policies on July 15, 2006 resulting in an increase for the nine months ended September 30, 2006 of $210,000 when compared to the same period of the prior year.

Depreciation and amortization expense, excluding the Rental Pool amortization included in hotel expenses, was approximately $1,529,000 and $1,910,000 for the nine months ended September 30, 2006 and 2005, respectively.

Interest expense, net of interest income, was approximately $1,308,000, and $1,254,000 for the nine months ended September 30, 2006 and 2005, respectively, and reflect amortization of the discount on (i) our Rental Pool refurbishment liability in the amount of $536,000, (ii) our short-term liability to Westin in the amount of $447,000 and (iii) our long-term liability to Troon in the amount of $36,000. As previously discussed, the defaulted participating mortgage loan that was assumed by us from GHR, our unaffiliated borrower, and has a balance at September 30, 2006 of $39,240,000, became non-interest bearing upon our assumption on July 15, 2004.

The net loss for the nine months ended September 30, 2006 was approximately $2,914,000, compared to a net loss for the nine months ended September 30, 2005 of approximately $2,539,000.

During the nine months ended September 30, 2006, approximately $758,000 of the capital reserve funds was disbursed. Of those disbursed funds, $626,000 was used to pay lease payments on existing and additional equipment consisting of bellman vehicles, golf carts, golf course equipment, telephone and cable equipment and the balance was for various capital improvement projects and replacements throughout the Resort.

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

On September 28, 2006 we signed a Termination and Release Agreement with Westin whereby the Westin Management Agreement terminates on October 31, 2006.  The Termination Agreement provides that we shall pay to Westin, subject to the terms of the Management Agreement, a termination fee.  As of October 31, 2006, the termination fee that would be due is approximately $5,594,000 and is now fixed at this amount.   Pursuant to the Termination Agreement, the termination fee is due and payable upon the earlier of a sale of the Resort or March 31, 2008.

Contractual Obligations, Contingent Liabilities and Commitments

The following table summarizes our contractual obligations at September 30, 2006, and the effect such obligations are expected to have on our liquidity and cash flow (or upon our successors in interest under the applicable contracts, if the contracts are not terminated) in future periods:

	Payments Due by Period (in thousands)(1)
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Master lease agreement with the condominium owners participating in the Rental Pool	$5,673	$1,329	$3,740	$549	$55
Management agreements(2)	6,362	5,914	414	34	—
Troon supplemental fee	800	—	—	—	800
Mortgage Note payable to The Operating Partnership	39,240	—	—	—	39,240
Operating and capital leases	1,447	667	763	17	—
Service agreements and other	5,954	1,739	2,889	721	605
Working capital advances from The Operating Partnership, net	2,976	—	2,976	—	—
Total of the Resort’s obligations	$62,452	$9,649	$10,782	$1,321	$40,700

(1)    Interest is reflected, as applicable, in the commitments and obligations listed above.

(2)    Pursuant to the terms of the Termination Agreement, the Westin termination fee of approximately $5,594,000 is due at the earlier of the date of a sale of the Resort or March 31, 2008.   This amount is included in the “Less than 1 year” column due to the fact that we are currently seeking a buyer for the Resort and although as of November 11, 2006, no binding contract for the sale of the Resort has been executed.

Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations, Contingent Liabilities and Commitments” in our Form 10-K for the year ended December 31, 2005, filed on April 17, 2006, for a description of our contractual obligations.

Liquidity and Capital Resources

As of September 30, 2006, the Resort has a working capital deficit of approximately $8,958,000.  This working capital deficit resulted primarily from the reclassification of the Westin termination fee and related deferred management fees from long term to short-term obligations.  The reclassified termination fee and deferred management fees total approximately $5,919,000 in the aggregate as of September 30, 2006.   See further discussion in Note 4 to the Condensed Consolidated Financial Statements referred to in Item 1 of this quarterly report.  Before this reclassification, the Resort had a working deficit of approximately $3,039,000.  The Resort’s member deficit at September 30, 2006 is $11,403,000. The Resort reported a net loss of approximately $2,914,000 for the nine months ended September 30, 2006.  The Resort continues to experience seasonal fluctuations in its net working capital position due to the seasonality of the golf industry in Florida. This seasonality impacts our liquidity. In particular, there is generally more available cash during the winter months, specifically in the first quarter. Cash generally becomes very limited in the late summer months. Revenues decline at the Resort during the summer months because the hot Florida weather makes the Resort less appealing for group golf outings and vacation destination golfers. Additionally, unusual weather patterns, such as the hurricanes experienced in Florida in 2004 and those that affected the east coast in 2005, negatively impacted revenues for the Resort in the late summer-early fall season of 2005 and 2006 as groups and guests were hesitant to book reservations on the East Coast during the hurricane season. Weather-related concerns may continue to negatively impact reservations in comparable periods (July through September) of subsequent years. The Resort uses seasonal pricing (peak, shoulder and off-peak) to maximize revenues. Generally, the Resort’s only source of cash is from its profitable operations, if any.

While the financial performance of the Resort has shown signs of recovery since we assumed title to the Resort on July 15, 2004, current projections indicate an operational cash flow shortfall of approximately $100,000 in the aggregate is likely to occur by December 31, 2006.  Further, now that the Westin Management Agreement is terminated, we have begun the capital improvement project of upgrading the technological infrastructure of the Resort and replacing certain components which are proprietary to Westin.  Our projections indicate that the replacement of these components could require us to make an investment in the range of $1.0 to $2.0 million.  We continue to work diligently to identify opportunities to improve the cash flow situation at the Resort. Further, our parent continues to seek a buyer for the Resort. Our parent made intercompany advances to the Resort to support working capital needs in the amounts of $2,000,000, $400,000, $650,000 and $600,000 in July 2004, September 2005, November 2005 and October 2006, respectively, which have been fully expended. Further, GTA funded approximately $200,000 for the beginning phase of the technological infrastructure capital investment in October 2006. There can be no assurances as to the availability, timing or amount of any intercompany advances.  Further, we cannot guarantee that we will be able to find an alternative source of funding or borrow to support the Resort if the Operating Partnership does not provide an intercompany advance.

On October 30, 2006, our parent received and agreed to the terms of a non-binding confirmation of interest letter from an industry lender in which the lender proposes to provide a loan on the Resort with an anticipated closing date on or about December 15, 2006.  The proposed use of these funds would be to, among other things, (i) repay our parent’s series A preferred shareholder, (ii) fund certain capital projects at the Resort, and (iii) cover certain working capital needs at the Resort.  Advancing this confirmation of interest to the next step which would be in the form of a commitment letter is subject to certain requirements that must be to the lender’s satisfaction which include but are not limited to title insurance, property insurance, survey, appraisal and market studies, water supply review and engineering and environmental reports.

Item 3. Quantitative And Qualitative Disclosures About Market Risk

We do not have significant market risk with respect to foreign currency exchanges or other market rates. Our debt to the Operating Partnership is non-interest bearing and, accordingly, fluctuations in interest rates are not expected to affect financial results.

Item 4. Controls And Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management assesses the costs and benefits of such controls and procedures based upon the prevailing facts and circumstances, including management’s reasonable judgment of such facts. As we neither controlled nor managed the Resort prior to July 16, 2004, we believe our disclosure controls and procedures with respect to the Resort and its employees are more limited than those that GHR maintains with respect to its own corporate operations. Despite the fact that we took title to the Resort at close of business on July 15, 2004 and our amended management agreement with Westin dated as of July 15, 2004 provides us with heightened control and access to information, we do not directly assemble the financial information for the Resort (although we have taken steps that we deem to be reasonable under the circumstances to seek to verify such financial information) and consequently, our disclosure controls and procedures with respect to the Resort, while strengthened, remain more limited than those we maintain with respect to GTA’s corporate operations. Since taking title to the Resort, we have focused upon integrating operations at the Resort into GTA’s disclosure controls and procedures and internal control procedures. In particular, those controls and procedures have been updated to account for the challenges presented by the increased size and scope of our operations now that we own the Resort.

The integration of a new business of significant size and scope of operations increases the risk that conditions may have been introduced that we did not anticipate in our design of our systems of control. Any pre-existing deficiencies in GHR’s financial systems, processes and related internal controls increase the risk that the historical unaudited financial statements of the Resort’s operations and cash flows which GHR has provided to us may not be accurate. We have out of necessity placed a certain amount of reliance on the historical financial information and reports of the Resort’s unaffiliated predecessor owner for the periods prior to July 16, 2004, and continue to rely on the information provided by Westin as manager of the Resort.  The Management Agreement terminated on October 31, 2006.

As of September 30, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-15. With the assistance of Westin, our Chief Executive Officer and our Chief Financial Officer concluded that as of September 30, 2006 our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our Exchange Act reports. There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

The plaintiffs in the Initial Land Use Lawsuit have filed a multi-count complaint seeking injunctive and declaratory relief with respect to the land use and development rights of a tract of land commonly known as Parcel F. Parcel F is a parcel of land located within the Resort and owned by an unaffiliated third-party, GHR. The plaintiffs allege that there are no remaining development units (residential units) available to be developed within the Resort property. On March 29, 2005, we filed a Motion to Intervene as a defendant in the Initial Land Use Lawsuit in order to protect our property and our land use and development rights with respect to Parcel F and our property. A hearing on the Motion to Intervene was held on April 4, 2005, after which the court granted our Motion to Intervene. On April 5, 2005, we joined in the filing of a Motion to Dismiss and Motion to Strike three of the seven counts of the plaintiffs’ complaint. The court granted the Motion to Dismiss on April 26, 2005. On that same date, four individuals (Joseph E. Colwell, Marcia G. Colwell, Kirk E. Covert, and Deborah A. Covert) and Autumn Woods Homeowner’s Association, Inc. moved to intervene in the Initial Land Use Lawsuit which the court subsequently allowed.

On April 8, 2005, a separate suit was filed by James M. and Mary H. Luckey and Andrew J. and Aphrodite B. McAdams, against Pinellas County, a political subdivision of the State of Florida, Golf Host Resorts, Inc., a foreign corporation and Bayfair Innisbrook, LLC, a Florida limited liability corporation. In this report we refer to this matter as the “Subsequent Land Use Lawsuit.”

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

From December 19 through December 23, 2005, the court tried these consolidated cases in a non-jury trial. At the conclusion of the evidentiary portion of the trial, the court deferred final argument until Friday, January 6, 2006. On that date, the court heard final arguments and rendered its decision. The court ruled in favor of all defendants and against all plaintiffs as to each count in both Land Use Lawsuits. On March 8, 2006, the court formally entered its final judgment on the record ruling in favor of the defendants on all counts and denying all claims asserted by the plaintiffs in both Land Use Lawsuits. On March 31, 2006, the plaintiffs in the consolidated cases filed a notice of appeal.  Since the filing of that notice, the plaintiffs/appellants have filed their initial appellate brief and the defendants/appellees, including GTA-IB, LLC have filed their answer brief.  The plaintiffs/appellants will have an opportunity to file a reply brief to defendants/appellees’ answer brief.  As of November 11, 2006, no such reply brief was filed.

Property Tax Lawsuit

We filed a lawsuit against the property appraiser of Pinellas County Florida, or Pinellas County to challenge the 2004 and 2005 real estate assessment of the Resort property. Pinellas County filed a motion to dismiss our action, which was denied by the court. As of November 11, 2006, no trial date has been set. If Pinellas County were to prevail, we do not believe that there would be any material adverse effect upon our financial statements, as the entire Pinellas County assessment is fully accrued and accounted for at June 30, 2006.

Item 1A. Risk Factors

Now that our Management Agreement with Westin is terminated, in addition to our obligation to pay termination fees to Westin, we were required to find a third party to manage the Resort or manage the Resort ourselves.  We have decided to manage the Resort ourselves.

  The Management Agreement provides that we shall pay to Westin, subject to the terms of the Management Agreement termination fee of at least $5,500,000.   As of October 31, 2006, the termination date of our Management Agreement with Westin, the termination fee is approximately $5,594,000.  See disclosure of this obligation as accrued at September 30, 2006 in note 4 to our condensed consolidated financial statements contained in Part 1, Item 1 of this Quarterly Report.   This fee must be paid to Westin upon the earlier of (i) a sale of the Resort or (ii) March 31, 2008.  In the event that we are unable to sell the Resort by March 31, 2008 before this obligation becomes due, the payment of this fee could cause us severe liquidity problems.

We have retained substantially all of the former Westin executive management team at the Resort, with the exception of the positions of general manager and controller, although we have a contract arrangement with Westin that allows us to retain the former Resort general manager, a Westin employee, at our discretion through January 31, 2007.  Even with the experienced former Westin executive management team, we cannot guarantee that we will be as successful in managing the Resort as Westin has been because we do not have the Westin brand on the hotel and the synergies available to a global hotel chain.  Further, the successor Resort general manager, whenever that individual is named, may not be as successful at managing the Resort as the former Westin general manager. In the event that we prove less successful than Westin or if we are unable to hire a general manager that is as skilled and qualified as the former Westin general manager, our results of operations and financial condition could be adversely affected.

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

If we are not able to sell the Resort, obtain some form of financing or receive additional intercompany advances from GTA or the Operating Partnership by the end  of 2006, we may experience severe liquidity problems, not be able to meet the demands of our creditors and ultimately become subject to involuntary bankruptcy proceedings.

Generally, our only source of cash is the profitable operations of the Resort. Further, the Resort’s credit capacity is limited.  During the course of 2005, GTA funded $1,050,000 to address our seasonal cash flow shortfalls.  In October 2006, GTA funded an additional $600,000 pursuant to the terms of the  Westin Termination Agreement.  Further, GTA funded approximately $200,000 for the beginning phase of the technological infrastructure capital investment in October 2006.  While the financial performance of the Resort has shown signs of recovery since we assumed title to the Resort on July 15, 2004, current projections provided by Westin indicate that an operational cash flow shortfall, in addition to the $600,000 funded in October 2006, of approximately $100,000 in the aggregate is likely to occur in the fourth quarter of 2006.  If the Resort experiences the currently projected cash flow shortfall, we may be required to seek additional capital to fund the Resort.   In order to fund this shortfall, we may be required to seek an intercompany advance.  There are no assurances that additional intercompany advances will be available, or that we will be successful if we attempt to negotiate funding for the Resort in lieu of such an advance.  Even if we are able to meet the expected cash shortfall, in the event that we are unable to sell the Resort in the near term, we may experience additional liquidity problems.

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

The hotel industry is cyclical in nature. Our business has historically been weaker during the third quarter of each year. In the event that we suffer from reduced bookings as a result of hurricane-related concerns of potential guests, this effect could reduce the revenues to the Resort in the third quarter of each year, increasing the disparity between our results in the third quarter as compared to other quarters. This increased cyclicality could make it more difficult for us to project the results of the Resort, and may result in a lower than expected percentage of the Resort’s fixed costs being offset by revenue during the third quarter.

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

•                  disputes with the managers and former managers of the Resort which may result in litigation;

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

The hospitality industry continues to demand the use of sophisticated technology and systems including technology utilized for property management, procurement, reservation systems, operation of customer loyalty programs, distribution and guest amenities. These technologies can be expected to require refinements and there is the risk that advanced new technologies will be introduced. There can be no assurance that as various systems and technologies become outdated or new technology is required we will be able to replace or introduce them as quickly as our competition or within budgeted costs for such technology. Further, there can be no assurance that we will achieve the benefits that may have been anticipated from any new technology or system.  Further, now that the Westin Management Agreement is terminated, we have begun the capital improvement project of upgrading the technological infrastructure of the Resort and replacing certain components which are proprietary to Westin.  Our projections indicate that the replacement of these components could require us to make an investment in the range of $1.0 to $2.0 million of which we funded $200,000 in October 2006.  Additionally, there are risks associated with transferring the data and ensuring that there are no interruptions in the operations of the Resort.  There are no assurances that such technological components can be identified, purchased and implemented in a cost effective and efficient manner.

The Resort is capital intensive, and may become uncompetitive in the event that sufficient financing is not available.

For the Resort to remain attractive and competitive, we must spend money periodically to keep the properties well maintained, modernized and refurbished such as the upgrading of the technological infrastructure at the Resort.  These expenditures result in an ongoing need for cash. To the extent we cannot fund expenditures from cash generated by the Resort’s operations, we must seek to obtain funds by borrowing or otherwise. We may be unable to find such financing on favorable terms, if at all. To the extent that we are unsuccessful in obtaining such financing, it could adversely impact the Resort’s results from operations and distributions to the Rental Pool Participants.

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

Although the courts have  delivered favorable rulings in the Land Use Lawsuits to which we are a party, in the event that the ultimate rulings in these matters are unfavorable to us, the value of Parcel F and the Resort would be adversely affected.

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

On January 6, 2006, the court ruled in favor of all defendants and against all plaintiffs as to each count in both cases. While we believe that the January 6, 2006 ruling is a favorable result for us and for the other defendants, the plaintiffs in the Land Use Lawsuits filed an appeal of that ruling on March 31, 2006.  Since the filing of that notice, the plaintiffs/appellants have filed their initial appellate brief and the defendants/appellees, including GTA-IB, LLC have filed their answer brief.  The plaintiffs/appellants will have an opportunity to file a reply brief to defendants/appellees’ answer brief.  As of November 11, 2006, no such reply brief was filed.

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

Our golf course operations at the Resort are currently dependent upon an outside manager, and if this manager is less successful than expected, the Resort’s results of operations could be adversely affected, potentially in a material way.  We have until November 30, 2006 to decide whether to assume or terminate the management agreement with Troon for Troon to continue to manage the golf facilities of the Resort.   If we elect to terminate this outside manager, the Resort’s results of operations could be adversely affected.

Troon continues to manage the golf facilities at the Resort pursuant to a facility management agreement with us. In the event that this third party manager fails to perform under its facility management agreement as expected, or in the event it defaults on its obligations to us, the Resort’s results of operations could be adversely affected, potentially in a material way.  We have until November 30, 2006 to decide whether to assume or terminate the management agreement with Troon for Troon to continue to manage the golf facilities of the Resort.  If we elect to terminate this outside manager, the Resort’s results of operations could be adversely affected.

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

Risk factors relating to GTA and GTA’s Operating Partnership

Our Parent is a subsidiary of GTA’s operating partnership. GTA files public reports under the Exchange Act. Due to our relationship with GTA, including our dependence upon GTA and the Operating Partnership for funding that we may require, we believe that GTA’s risk factors are relevant to our sole member and to the Rental Pool Participants. A copy of the risk factors contained in GTA’s Form 10-Q for the quarter ended September 30, 2006 are filed as Exhibit 99.1 hereto. You should note that certain of GTA’s risk factors, particularly those specific to GTA’s liquidating distributions, are not relevant to you unless you are a holder of GTA’s common stock; however, such risk factors are informative in that they may indicate certain factors or events that may impact GTA and reduce GTA’s willingness or ability to provide funding to the Resort and the Rental Pool units.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

On September 28, 2006 we signed a Termination and Release Agreement with Westin whereby the Westin Management Agreement will be terminated on October 31, 2006. pursuant to the Management Agreement.  The Management Agreement provides that we shall pay to Westin, subject to the terms of the Management Agreement, a maximum termination fee. The Management Agreement provides that the termination fee shall be reduced by $365 per day for each day elapsed from the effective date of the Management Agreement until the termination date; provided, however, that the termination fee shall not be reduced below $5,500,000.  As of the termination date of October 31, 2006, the termination fee that would be due would be approximately $5,594,000.   The Termination and Release Agreement also provides for the payment of the Termination Fee upon the earlier of a sale of the Resort or March 31, 2008.

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

Asset Purchase Agreement by and between Golf Trust of America, Inc., Golf Trust of America, L.P., GTA-IB, LLC, GTA-IB Golf Resort, LLC, GTA-IB Condominium, LLC, GTA-IB Management, LLC and CMI Financial Network, LLC dated October 27, 2005 (Previously filed as Exhibit 10.12 to our Quarterly Report on Form 10-Q, filed November 14, 1005 and incorporated herein by reference)

10.13

Termination and Release Agreement by and between Golf Trust of America, Inc., GTA-IB, LLC, and Westin Hotel Management L.P., as successor in interest to Westin Management Company South, dated September 28, 2006 (previously filed as Exhibit 10.13 to our company’s Current Report on Form 8-K filed October 3, 2006 and incorporated herein by reference).

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

GTA-IB, LLC, registrant

Date: November 14, 2006	/s/ W. Bradley Blair, II
W. Bradley Blair, II
President and Chief Executive Officer

Date: November 14, 2006	/s/ Scott D. Peters
Scott D. Peters
Secretary and Chief Financial Officer