Form 10-K
period 2006-12-31
GTA-IB, LLC
filed 2007-04-02
CIK 1306051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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

Yes ☐  No ☒

No established market exists for the Registrant’s membership interests, so there is no market value for such membership interests. There are no membership interests held by non-affiliates as of December 31, 2006.

Issuer has no common stock subject to this report.

Documents incorporated by reference: Certain exhibits to GTA-IB’s prior reports on Forms 10-K, 10-Q and 8-K are incorporated by reference in Part IV hereof.

The Exhibit Index begins on page 61.

GTA-IB, LLC
Annual Report on Form 10-K for the Year Ended December 31, 2006
TABLE OF CONTENTS

Cautionary Note Regarding Forward-Looking Statements

The following report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements that predict or describe future events or trends and that do not relate solely to historical matters. All of our projections in this annual report are forward-looking statements. You can generally identify forward-looking statements as statements containing the words “appears,” “believe,” “expect,” “hope,” “may,” “will,” “anticipate,” “intend,” “estimate,” “project,” “assume” or other similar expressions. Certain factors that might cause such a difference include the following: changes in general economic conditions; including changes that may influence group conference and guests’ vacation plans; changes in travel patterns; changes in consumer tastes in destinations or accommodations for group conferences and vacations; changes in Rental Pool participation by the current condominium owners; our ability to continue to operate the  Innisbrook Resort and Golf Club, or the “Resort”; and the resale of condominiums to owners who elect neither to participate in the Rental Pool nor to become members of the Resort. You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known (and unknown) risks, uncertainties and other unpredictable factors, many of which are beyond our control. Our forward-looking statements are based on the limited information currently available to us and speak only as of the date on which this report was filed with the Securities and Exchange Commission. Our continued internet posting or subsequent distribution of this dated report does not imply continued affirmation of the forward-looking statements included in it. We undertake no obligation, and we expressly disclaim any obligation, to issue any updates to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements. Future events are inherently uncertain. Moreover, it is particularly difficult to predict business activity levels at the Resort with any certainty. Accordingly, our projections in this annual report are subject to particularly high uncertainty. Our projections should not be regarded as legal promises, representations or warranties of any kind whatsoever. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such differences might be significant and harmful to your interests.

PART I

ITEM 1. BUSINESS

Background

GTA-IB, LLC, also referenced in this report as the “Company”, “us”, “we”, or “our”, is a limited liability company that was formed in December 2002 and currently owns the Innisbrook Resort and Golf Club in Palm Harbor, Florida. The Innisbrook Resort and Golf Club is referenced in this report as the Resort or Innisbrook. The Resort offers golf facilities, restaurant and conference facilities, and recreational activities including swimming, tennis and related resort activities. We are 100% owned by GTA-IB Golf Resort, LLC, which in turn is 100% owned by Golf Trust of America, L.P., or GTA, LP. Golf Trust of America, Inc., or GTA, owns 100% of GTA, LP.  GTA, LP has no remaining limited partners. GTA is in the process of liquidating all of its assets pursuant to a plan of liquidation approved by its stockholders on May 22, 2001. GTA’s plan of liquidation contemplates the sale of the Resort, however, we can provide no assurance of the timing of a sale of the Resort or that a sale will occur.

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

In connection with the Settlement Agreement, we assumed control and operation of the Rental Pool Lease Operations at the Resort, or the Rental Pool. The Rental Pool was operated and controlled by GHR prior to the date of the Settlement Agreement. As a result of its administration of the Rental Pool, GHR was subject to the reporting requirements of Section 15(d) of the Exchange Act as an issuer. Upon our execution of the Settlement Agreement, we became the successor issuer to GHR and became subject to the information requirements of the Exchange Act and the rules and regulations promulgated thereunder.  Also, in connection with the Settlement Agreement we and GHR entered in to the Defense and Escrow Agreement which entitles us to an interest in the sales proceeds of a parcel of undeveloped land within the Resort, known as Parcel F, which is owned by GHR.   Our interest in these proceeds was estimated to be $2,200,000 at July 15, 2004.  These proceeds were pledged by GTA as collateral under a $700,000 promissory note with Elk Funding, LLC.  On December 28, 2006, pursuant to the terms of  a Loan Satisfaction and Termination of Assignment of Defense and Escrow Agreement

(previously filed as Exhibit 10.29.2 to GTA’s Current Report on Form 8-K filed on January 4, 2007 and incorporated herein by reference) ,  we released approximately $710,000 of the Parcel F buyer’s deposit that was held in escrow to GHR in exchange for GTA’s obligations under the Elk Funding promissory note being deemed paid in full and satisfied, including all accrued interest.  The carrying value of our interest in Parcel F at December 31, 2006 is $1,490,000.  We currently estimate that we will receive approximately $2,900,000 in net proceeds from the sale of Parcel F when it closes.  Parcel F, LLC, the purchaser of Parcel F,  has sixty days from the final appeal court decision on the Land Use Lawsuits (see Item 3, Legal Proceedings, for further discussion) to close on the purchase of Parcel F or Parcel F will be marketed to potential new buyers.   If that were to occur, the Defense and Escrow Agreement and the Parcel F Development Agreement (previously filed as Exhibits 10.2 and 10.8 to our Current Report on Form 8-K and incorporated herein by reference) would continue to be applicable to any new purchaser of Parcel F.

Westin Management Company South, or Westin, managed the Resort under a long-term Management Agreement through October 31, 2006 at which time the Management Agreement was terminated pursuant to the Termination and Release Agreement.   The Management Agreement provided that we would pay to Westin, subject to the terms of the Management Agreement, a termination fee of at least $5,500,000.   As of December 31, 2006, the termination fee is approximately $5,594,000.  This fee must be paid to Westin upon the earlier of (i) a sale of the Resort or (ii) March 31, 2008.  In the event that we are unable to sell the Resort by March 31, 2008 before this obligation becomes due, the payment of this fee could cause us severe liquidity problems.

Troon Golf, LLC, or Troon, manages the golf facilities at the Resort pursuant to its Management Agreement with Westin. On November 1, 2006 as a consequence of the Westin termination, we assumed the Troon Facilities Management Agreement as a successor in interest to the Facilities Management Agreement between Westin and Troon.  We had until November 30, 2006 to elect to terminate the agreement with Troon.  On November 30, 2006, we entered into an agreement with Troon to extend the Facilities Management Agreement for ten-day rolling periods, beginning on December 1, 2006.  On February 22, 2007, we sent Troon a notice of termination.  We are currently in the process of negotiating the terms and conditions of the termination which we expect to be effective upon the conclusion of our negotiations and the execution of a termination agreement.  We intend to manage the golf operations internally following the termination of the Troon management agreement.

We receive the majority of our operational revenue from the rental of hotel accommodations, food and beverage sales, golf operations (primarily greens and cart fees and merchandise sales) to both conference group and transient (individuals and families not participating in a conference) guests, and club membership initiation fees and dues.  We believe the Resort is different from many other hotels as a result of the use of condominium units as guest rooms pursuant to the Rental Pool lease agreements. When guests stay at the Resort, their hotel rooms are privately owned condominium units that are participating in the  Rental Pool. We lease these units from the participating condominium owners and then allow guests at the Resort to rent them from us during their stays. On a year-to-year basis, approximately 500 of the 938 condominium units to participate in the Rental Pool pursuant to these lease arrangements. A percentage of room revenues that we receive are distributed to participating condominium owners pursuant to the terms of the Rental Pool lease agreements. In addition, we retain a percentage of the room revenues. While we do not bear the expense of certain operating and financing costs of the rental units, we do bear all other operating expenses of the Resort.

On January 21, 2005, in the interest of seeking to accelerate the sale of the Resort, GTA engaged Houlihan Lokey Howard and Zukin Capital, Inc., or Houlihan Lokey, as its then exclusive financial advisor to provide financial advisory services to it in furtherance of its stockholder-approved plan of liquidation and the related sale of the Resort. The initial term of Houlihan Lokey’s engagement was nine months which was subsequently extended on a month-to-month basis.  Since the sale of the resort has  not occurred, GTA terminated its month-to-month engagement with Houlihan Lokey on June 29, 2006. The period during which Houlihan Lokey might have still been owed a transaction fee if a closing of an exit transaction were to occur under certain circumstances expired on February 28, 2007.  Since June 29, 2006, GTA has continued to seek a buyer for the Resort.  As of March 26, 2007, we have not entered in to a definitive agreement for the sale of the Resort.

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

General Resort Revenue Information

The following table sets forth the percentage of the Resort’s total revenues attributable to the four categories listed:

	2006	2005
Revenues
Resort facilities	32.0%	31.8%
Food and beverage	28.4%	27.6%
Golf	33.3%	31.9%
Other	6.3%	8.7%
Total	100.0%	100.0%

The Resort hosted 569 conferences and related group meetings during 2006, and normally hosts more than 500 meetings per year, including social catering. The Resort hosts guests employed in a variety of industries, the majority of which are located in the central and eastern United States. Accordingly, we do not expect that the loss of a single conference or even a few conferences of average size would have a significant adverse impact on our business taken as a whole.

While conference-oriented resort business is quite competitive, we believe that the Resort has established itself in the industry and enjoys a solid reputation within its market. The Resort received the Pinnacle Award in January 2005 and January 2006 from Successful Meetings magazine. The Resort’s major competitors, also known as our competitive set, are other golf and conference-oriented resorts throughout the southeastern United States. We deem Preferred Amelia Plantation, Marriott Doral Golf Resort & Spa, PGA National Resort, the Renaissance World Golf Village Resort, the Belleview Biltmore Resort and the Marriott Sawgrass Resort & Spa are the major competitors who comprise our competitive set.

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

The Resort hosted in October 2003, October 2004, October 2005, and October 2006, a nationally televised PGA event, the Chrysler Championship, that brought some of the highest profile golfers to the Resort for several days for the tournament, as well as high profile golf industry sponsors and vendors.  We will not host the Chrysler Championship after 2006.  On April 25, 2006, we entered into an agreement with Suncoast Charities, Inc., or Suncoast, which provides that Suncoast will lease the Copperhead golf course at the Resort for seven and one half days during the month of March for a PGA TOUR event known as the PODS Championship.  Our agreement with Suncoast provides that the tournament will occur each year in March beginning in March 2007 and ending in March 2012.  The agreement also provides, among other things, that we will receive a base fee and that we may receive a participation fee in the event the aggregate ticket sales during any tournament year exceed 115% of the greater of the 2005 tournament ticket sales or the 2006 tournament ticket sales.  We do not yet have the final numbers for the March 2007 tournament, however,our estimates at this time indicate that the ticket sales did indeed exceeded the referenced threshold.

  Historically, the Resort’s revenues are generally the greatest during the first quarter, as guests come from the northeast and other regions to enjoy the warm weather. The Resort uses seasonal pricing (peak, shoulder and off-peak) to maximize revenues.

Employees

As of December 31, 2006, the Resort had approximately 687 employees. Of these employees, approximately 461 are full time, approximately 103 are part-time and approximately 123 are casual laborers who are engaged as needed.

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

The Florida Department of Environmental Protection, or the DEP, conducted a site inspection at the Resort on June 24, 2003. The Resort was found to have improperly disposed of waste paint and solvents and failed to properly store waste lamps and used oil and oil filters in properly labeled containers. The predecessor owner entered into a Consent Order wherein the DEP agreed to a reduced civil penalty of $22,000, and allowed the predecessor owner to offset 80% of this reduced civil penalty with credits obtained through the implementation of a pollution control project and a process of ongoing self-monitoring and reporting of environmental conditions to the DEP. The DEP determined that an above ground self-contained storage tank system at the Resort qualifies for this credit. The Resort installed the system and, on an ongoing basis, continues to monitor the environmental conditions at the Resort and to report these conditions to the DEP. As part of the ongoing self-monitoring and reporting process, the Resort engaged a third party, URS Corporation to develop a Site Assessment Report and monitor the environmental conditions noted in the DEP Consent Order.  This report indicates that further remediation may be necessary and URS Corporation has estimated the remediation costs, if required by the DEP, to be approximately $35,000 to $40,000.  These additional estimated costs have not been accrued in the financial statements. The DEP has formally approved the remediation plan with slightly higher levels of excavation. URS was on property recently to complete formal proposals which we anticipate will be delivered to us by March 31, 2007.  After the excavation is finished additional testing will be completed, if tests remain favorable this should conclude the process.

Except as discussed above, we have not been notified by any governmental authority of any material non-compliance, liability or other claim in connection with any of the golf courses at the Resort. At the time of GTA, LP’s loan to GHR in 1997 relating to the Resort, its golf courses were subjected to Phase I environmental audits (which do not involve invasive procedures, such as soil sampling or ground water analysis) by an independent environmental consultant. As a general rule, we do not update these Phase I environmental audits and we have not in this case.

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

 The Management Agreement provides that we shall pay to Westin, subject to the terms of the Management Agreement, a termination fee of at least $5,500,000   As of October 31, 2006, the termination date of our Management Agreement with Westin, the termination fee is approximately $5,594,000  See disclosure of this obligation as accrued at December 31, 2006 in note 10 to our condensed consolidated financial statements contained in Part II, Item 8 of this Annual Report.   This fee must be paid to Westin upon the earlier of (i) a sale of the Resort or (ii) March 31, 2008.  In the event that we are unable to sell the Resort by March 31, 2008 before this obligation becomes due, the payment of this fee could cause us severe liquidity problems.

We have retained substantially all of the former Westin on-site executive management team at the Resort, with the exception of the positions of general manager and controller which we have since filled through promotions of current Resort employees.  Even with the former Westin on-site executive management team, we cannot guarantee that we will be as successful in managing the Resort as Westin has been because we do not have the Westin brand on the hotel and the synergies available to a global hotel chain.  In the event that we prove less successful than Westin at managing the Resort, our results of operations and financial condition could be adversely affected.

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

We cannot guarantee that we will be able to sell the Resort on reasonable terms, if at all. Further, we cannot predict the amount of time that will be required to negotiate and close a sale of the Resort. In the event that GTA experiences liquidity constraints or other financial pressures due to the protracted negotiation of the sale of the Resort, GTA may be unwilling or unable to fund the Resort and the Rental Pool refurbishment (obligations).Even in the event that we successfully sell the Resort in the near term, we expect that the party who purchases the Resort will assume responsibility for the operational costs of the Resort and the Rental Pool. We cannot guarantee the level of funding and management attention that will be given to the Resort and the Rental Pool in the event that the Resort is transferred to a new owner. In the event that we, GTA and, if applicable, the Resort’s ultimate owner do not devote sufficient management resources and funding to the Resort and the Rental Pool, distributions to the Rental Pool Participants could be substantially reduced.

If we are not able to sell the Resort in the near term obtain some form of financing (which we are currently pursuing), obtain liquidity through our interest in Parcel F, or receive additional intercompany advances from GTA or the Operating Partnership, we may experience severe liquidity problems, not be able to meet the demands of our creditors and ultimately become subject to  bankruptcy proceedings.

Generally, our only source of cash is from the operations of the Resort. Further, the Resort’s credit capacity is limited.  During the course of 2005, GTA funded $1,050,000 to address our seasonal cash flow shortfalls.  In October 2006, GTA funded $600000 pursuant to the terms of the Westin Termination Agreement and an additional $120,000 in February 2007 to fund operating expenses.  Further, GTA funded approximately $203,000and $33,000 for the beginning phase of the technological infrastructure capital investment in October 2006 and November 2006, respectively.  The Resort repaid to GTA the $120,000 and the $33,000 advances from its cash flow from Resort operations in March 2007.  While current Resort cash flow projections for 2007 indicate that the Resort may be in a breakeven cash situation by year-end 2007, a shortfall is anticipated by late summer to early fall due  to certain obligations that the Resort must pay in August 2007, including obligations of approximately $1,060,000 for the quarterly rental pool distribution and $412,000 for the rental pool refurbishment payment. Therefore, a cash infusion of up to approximately  $1,000,000 in the aggregate may be necessary to fund the short-fall. If we are unable to either continue to improve our operating cash flows or otherwise obtain liquidity, then we may be unable to continue as a going concern.

If the Resort experiences any cash flow shortfall going forward, we may be required to seek additional capital to fund the Resort.   In order to fund this shortfall, we may be required to seek an intercompany advance.  There are no assurances that additional intercompany advances will be available, or that we will be successful if we attempt to negotiate funding for the Resort in lieu of such an advance.  Even if we are able to meet the expected cash shortfall, in the event that we are unable to sell the Resort in the near term, we may experience additional liquidity problems and bankruptcy.

We are currently negotiating the terms of a three year non—revolving credit facility with a Tampa community bank for approximately $1,200,000.  The proceeds of which would be used to finance renovations at the Resort restaurants, information technology infrastructure upgrades and other property improvements at the Resort and to cover short-term working capital shortfalls.  The three condominium units that we own at the Resort will serve as collateral for this loan.  We are also seeking to obtain a revolving accounts receivable line of credit for at least $500,000.  However, there can be no assurance that the Company will enter into this loan facility or that we will be able to obtain an accounts receivable credit line.  In the event that we are not able to obtain some form of financing or receive additional intercompany advances from GTA or the Operating Partnership to fund any cash flow shortfalls, we may experience liquidity problems and be unable to pay our obligations to creditors and others as they become due or upon demand.   If we cannot meet our obligations to our creditors and others when they become due, we could ultimately become subject to bankruptcy proceedings.

The Resort’s performance may not provide adequate resources to fund the refurbishment reimbursement to the Rental Pool Participants.

Pursuant to the former borrower’s arrangement with many of the persons who own condominium units at the Resort, the condominiums owned by these participating persons are placed in a securitized pool and rented as hotel rooms to guests of the Resort. We refer to this securitized pool of participating condominiums as the Rental Pool. In addition to the current Rental Pool agreement, the former owner of the Resort agreed with the Rental Pool participants that the former owner of the Resort would reimburse 50% of the refurbishment costs, plus accrued interest at 5% per annum on the unpaid balance of that portion of the unpaid refurbishment costs which the former owner was required to reimburse. This amount is being reimbursed to Rental Pool Participants (or transferees of their condominium unit(s)) over the five-year period beginning in 2005.

Accordingly, we believe maintaining participation in the Rental Pool by the condominium owners is very important to the continued economic success of the Resort. We assumed certain existing or modified financial obligations of the former borrower, including its responsibilities regarding the administration of the condominium unit Rental Pool, when we took ownership of the Resort pursuant to the Settlement Agreement. Also, as part of the Settlement Agreement, we assumed GHR’s obligation to reimburse the refurbishment expenses paid by the condominium owners, and to pay the associated interest on that obligation.

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

The hotel industry is seasonal in nature. Our business has historically been stronger in the winter months and weaker during the summer months of each year. In the event that we suffer from reduced bookings as a result of hurricane-related concerns of potential guests, this effect could reduce the revenues to the Resort in the summer months of each year, increasing the disparity between our results in the summer as compared to other months of the year. This increased seasonality could make it more difficult for us to project the results of the Resort, and may result in a lower than expected percentage of the Resort’s fixed costs being offset by revenue during the summer months.

We are subject to all the operating risks common to the hotel industry which could adversely affect our results of operations.

Operating risks common to the Resort include:

•                  changes in general economic conditions, including the timing and robustness of the recovery in the United States from an economic downturn and the prospects for improved performance in other parts of the world;

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

The hospitality industry continues to demand the use of sophisticated technology and systems including technology utilized for property management, procurement, reservation systems, operation of customer loyalty programs, distribution and guest amenities. These technologies can be expected to require refinements and there is the risk that advanced new technologies will be introduced. There can be no assurance that as various systems and technologies become outdated or new technology is required we will be able to replace or introduce them as quickly as our competition or within budgeted costs for such technology. Further, there can be no assurance that we will achieve the benefits that may have been anticipated from any new technology or system.  Further, now that the Westin Management Agreement is terminated, we have begun the capital improvement project of upgrading the technological infrastructure of the Resort and replacing certain components which are proprietary to Westin.  Our projections indicate that the replacement of these components could require us to make an investment in the range of $1.0 to $2.0 million of which we funded $203,000 and $33,000 in October and November 2006, respectively.  Additionally, there are risks associated with transferring the data and ensuring that there are no interruptions in the operations of the Resort.  There are no assurances that such technological components can be identified, purchased and implemented in a cost effective and efficient manner.

The Resort is capital intensive, and may become uncompetitive in the event that sufficient financing is not available.

For the Resort to remain attractive and competitive, we must spend money periodically to keep the properties well maintained, modernized and refurbished such as the upgrading the restaurants and of the technological infrastructure at the Resort.  These expenditures result in an ongoing need for cash. To the extent we cannot fund expenditures from cash generated by the Resort’s operations, we must seek to obtain funds by borrowing or otherwise. We may be unable to find such financing on favorable terms, if at all. To the extent that we are unsuccessful in obtaining such financing, it could adversely impact the Resort’s results from operations and distributions to the Rental Pool Participants.

As discussed previously, we are currently negotiating the terms of a three year non-revolving credit facility with a Tampa community bank for approximately $1,200,000.  The proceeds of which would be used to finance renovations at the Resort restaurants, information technology infrastructure upgrades and other property improvements at the Resort and to cover short-term working capital shortfalls.  The three condominium units that we own at the Resort will serve as collateral for this loan.  We are also seeking to obtain a revolving accounts receivable line of credit for at least $500,000.  However, there can be no assurance that we will enter into this loan facility or that we will be able to obtain an accounts receivable credit line.

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

As discussed in further detail under the heading “Legal Matters” in Part I, Item 3 of this report, on March 10, 2005 we filed a motion to intervene as a defendant in the lawsuit titled Innisbrook Condominium Association, Inc., C. Frank Wreath, Meredith P. Sauer, and Mark Banning (as plaintiffs) vs. Pinellas County, Florida, Golf Host Resorts, Inc. and Innisbrook F LLC (as defendants), Case No. 043388CI-15. This matter relates to Parcel F. In April 2005, a subsequent lawsuit relating to this matter was filed. We are also a defendant in this subsequent lawsuit. In this report, we refer to the March 2005 and the April 2005 lawsuits collectively as the Land Use Lawsuits.

On January 6, 2006, the court ruled in favor of all defendants and against all plaintiffs as to each count in both cases.  On March 8, 2006, the court formally entered its final judgment on the record ruling in favor of the defendants on all counts and denying all claims asserted by the plaintiffs in both cases. On April 4, 2006, the plaintiffs in the consolidated cases filed a notice of appeal.  The Appeal Court heard oral argument on February 14, 2007.  The Appeal Court affirmed per curium, or by the whole court instead of just one judge, the Circuit Court judgment in favor of the defendants on February 28, 2007 and denied the plaintiff-appellants’ motion for attorneys fees.  On March 14, 2007, the plaintiff-appellants filed a motion requesting the Appeal Court to rehear their claims.  The Appeal Court has not yet responded to this motion.

In the event that the Appeal Court grants the plaintiffs request to rehear the case and in the event that the plaintiffs then convince the Appeal Court to overturn the February 28, 2007 ruling, we could lose all or substantially all of our land use and development rights with respect to Parcel F. Such an unfavorable result could adversely impact our ability to realize the benefits from the proposed development of Parcel F. In addition, if the defendants do not ultimately prevail in the rehearing of the Land Use Lawsuits and a court subsequently applies a similar interpretation of our rights with respect to the remaining developable units at the Resort, our land use and development rights in those remaining units could be jeopardized, adversely effecting both our ability to develop the Resort and the value of the Rental Pool units.

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

Our golf course operations at the Resort are currently managed by an outside manager, Troon.  On February 22, 2007, we sent Troon a notice of termination in regards to the Facilities Management Agreement pursuant to which Troon manages the golf operations at the Resort. We and Troon are in the process of negotiating the terms and conditions of the termination and we may not negotiate a sstisfactory termination arrangement.  As a result of the termination of Troon’s Facilities Management Agreement, the Resort’s results of operations could be adversely affected.

Troon continues to manage the golf facilities at the Resort pursuant to a Facility Management Agreement that we assumed upon Westin’s termination on October 31, 2006. On February 22, 2007, we sent Troon a notice of termination in regards to the Facilities Management Agreement pursuant to which Troon manages the golf operations at the Resort. We and Troon are in the process of negotiating the terms and conditions of the termination and we may not negotiate a satisfactory termination arrangement.   Following Troon’s termination, we currently intend to manage the golf operations internally. If we do not prove to be as successful as Troon in managing the Resort’s golf operations, the Resort’s results of operations could be adversely affected.  Also, upon Troon’s termination, certain of the Troon employees employed at the Resort may decide to stay with Troon and leave the Resort.  We face the risk that we may not be able to replace these employees with equally qualified employees with golf or Resort industry experience.

A sustained increase in energy costs may negatively impact the Resort’s results by increasing its energy-related costs and by discouraging potential guests from traveling and taking part in recreational activities.

During the past year, energy costs in the United States have increased substantially. Energy costs represent an increasingly larger percentage of the costs of the Resort, and we expect energy costs to increase in both absolute and relative terms in future periods. In addition, we expect that higher energy costs will negatively affect the Resort by discouraging travel and recreational activities. In particular, potential guests of the Resort are less likely to travel as they bear the impact of higher energy costs either through higher airline fares or through increased gasoline prices, or a combination of both. In addition, higher energy costs may reduce the disposable income of potential guests, making them less likely to spend money for travel and recreational activities. As a result of these factors, a sustained increase in energy costs may negatively impact the Resort’s results by increasing its energy-related costs and by discouraging traveling and taking part in recreational activities

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

The Resort is situated on approximately 1,000 acres of land located in the northern portion of Pinellas County, Florida, near the Gulf of Mexico. It is approximately nine miles north of Clearwater and approximately 20 miles west of Tampa. There are 938 condominium units, 36 of which are strictly residential, with the balance eligible for Rental Pool participation. Of the 902 remaining eligible units, 500, on average, participate in the Rental Pool on a year-to-year basis. See additional discussion in Item 1 under the caption “Rental Pool Condominiums.” These condominium units are leased by us from the condominium owners and used as hotel accommodations for the Resort. GTA-IB Condominium, LLC, which, like us, is a subsidiary of GTA-IB Golf Resort, LLC, owns three condominium units that participate in the rental pool in the same fashion as all other Rental Pool participants. Approximately 25% of the units have lockout master bedroom units, which allow the rental of the condominium unit as two hotel rooms. We estimate that as a result of the potential use of lockout master bedroom units, the average of 500 units participating in the Rental Pool at any one time is equivalent to approximately 600 hotel rooms. The Resort complex includes 72 holes of golf; practice ranges; three clubhouses with retail, golf, and food and beverage outlets; three conference and exhibit buildings; six swimming pools including a themed water attraction; a recreation center; a tennis/fitness facility and numerous administrative and support structures. These amenities are owned by us. Substantially all of the assets of the Resort are encumbered by the mortgage held by GTA, LP.

ITEM 3. LEGAL PROCEEDINGS

In the normal course of our operations, we are subject to claims and lawsuits. We do not believe that the ultimate resolution of such matters will materially impair operations or have an adverse effect on our financial position and results of operations.

Land Use Lawsuit

On March 10, 2005 in the Circuit Court of the Sixth Judicial Circuit, in and for Pinellas County, Florida, Civil Division, we filed a Motion to Intervene in the lawsuit titled Innisbrook Condominium Association, Inc., C. Frank Wreath, Meredith P. Sauer, and Mark Banning, as the Plaintiffs vs. Pinellas County, Florida, Golf Host Resorts, Inc. and Innisbrook F LLC, as the Defendants, Case No. 043388CI-15. We refer to this lawsuit as the Initial Land Use Lawsuit.

The plaintiffs filed a multi-count complaint, or the Complaint, seeking injunctive and declaratory relief with respect to the land use and development rights of Parcel F.  The Plaintiffs allege that there are no remaining development units (residential units) available to be developed within the Resort property and owned by an unaffiliated third-party, GHR. On March 29, 2005, we filed a Motion to Intervene as a defendant in the Initial Land Use Lawsuit in order to protect our property and our land use and development rights with respect to Parcel F and our property. A hearing on the Motion to Intervene was held on April 4, 2005, after which the court granted our Motion to Intervene. On April 5, 2005, we joined in the filing of a Motion to Dismiss and Motion to Strike three of the seven counts of the Complaint. The court granted the Motion to Dismiss on April 26, 2005. On that same date, four individuals (Joseph E. Colwell, Marcia G. Colwell, Kirk E. Covert, Deborah A. Covert) and Autumn Woods Homeowner’s Association, Inc. moved to intervene in the Initial Land Use Lawsuit which the court subsequently allowed.

On April 8, 2005, a separate suit, or the Subsequent Land Use Lawsuit, was filed by James M. and Mary H. Luckey and Andrew J. and Aphrodite B. McAdams. That suit seeks injunctive and declaratory relief in six separate counts, all relating to the land use and development rights of Parcel F. This suit was consolidated with the Initial Land Use Lawsuit on May 3, 2005. After May 6, 2005 we filed a Motion to Dismiss the Subsequent Land Use Lawsuit.

The Company refers to the Initial Land Use Lawsuit and the Subsequent Land use Lawsuit as the “Land Use Lawsuits.” The motion was heard by the court on May 31, 2005. Since that hearing, we have filed our Answer and Affirmative Defenses to both complaints that have been filed in the consolidated action. On August 3, 2005, a case management conference was held before the judge. At that hearing, the court scheduled a hearing on the defense motions for summary judgment for August 30, 2005, and a trial starting December 12, 2005. On August 30, 2005, the judge heard extensive argument on the defense motions for summary judgment and entered a number of rulings in the defendants’ favor. In summary, the court dismissed those claims in the Initial Land Use Lawsuit and the Subsequent Land Use Lawsuit which are founded upon the theory that the proposed development is inconsistent with the Pinellas Countywide Plan and Rules adopted pursuant to Chapter 73-594, Laws of Florida. The court further dismissed for lack of jurisdiction those claims of the plaintiffs in the Subsequent Land Use Lawsuit that are based on the theory that the proposed development is inconsistent with the Pinellas Comprehensive Plan. The court entered a similar ruling on Counts I, II, VIII-XV of the Third Amended Complaint as to some (but not all) of the plaintiffs in the Initial Land Use Lawsuit.

The defendants in the Initial Land Use Lawsuit also filed a Motion to Strike the Plaintiffs’ Demand for Jury Trial. In the face of that motion, the plaintiffs dropped their jury trial demand and the court confirmed by order dated September 21, 2005 that this case will not be tried by a jury. The court then entered an order scheduling the remaining claims for non-jury trial during December 2005.

In addition, the plaintiffs in the Initial Land Use Lawsuit have filed a motion for summary judgment. The court set the hearing date for the summary judgment review for December 7, 2005. From December 19 through December 23, 2005, the court tried these consolidated cases in a non-jury trial. At the conclusion of the evidentiary portion of the trial, the court deferred final argument until January 6, 2006. On that date, final argument took place before the court at the conclusion of which the court rendered its decision. The court ruled in favor of all defendants and against all plaintiffs as to each count in both cases. Subsequent to the court’s oral rulings, defense counsel prepared a proposed final judgment which reflects the court’s factual findings and legal conclusions. On March 8, 2006, the court formally entered its final judgment on the record ruling in favor of the defendants on all counts and denying all claims asserted by the plaintiffs in both Land Use Lawsuits. On March 31, 2006, the plaintiffs in the consolidated cases filed a notice of appeal.  The Second District Court of Appeal heard oral argument on February 4, 2007.  The Appeal Court affirmed per curium, or by the whole court instead of just one judge, the Circuit Court judgment in favor of the defendants on February 28, 2007 and denied the plaintiffs-appellants’ motion for attorney fees.   On March 13, 2007, the plaintiffs filed a motion for the Appeal Court of Appeal to rehear their claims.   As of March 26, 2007, the Appeal Court has not yet responded to this motion.

As an intervenor in the Initial Land Use Lawsuit, we sought to obtain a ruling from the court which preserves and protects our property, the land use and development rights with respect to Parcel F and our property in order to maximize the value of those rights as they relate both to Parcel F and the Resort in general.  See further discussion of the Land Use Lawsuits under the heading “Risk Factors” in Part I, Item 1A of this report.

In the event that the Court grants the plaintiffs request to rehear their claims and the defendants in the Land Use Lawsuits do not prevail in the rehearing, the owner of Parcel F might lose all or substantially all of its land use and development rights with respect to Parcel F. As a result, our ability to realize the benefits from the proposed development of Parcel F, such as new club memberships, would be adversely impacted. In addition, failure by the defendants to prevail in the appeal of the Land Use Lawsuits could jeopardize our land use and development rights in the remaining units that we may have the opportunity to develop at the Resort if a court subsequently applies a similar interpretation of our rights with respect to those units. In that instance, we might lose all or substantially all of those rights with respect to the remaining units. As a result of a successful challenge to our land use and development rights relating to the remaining units at the Resort, our ability to develop or sell the Resort would be adversely affected.

Wall Springs Conservatory, Inc. Complaint

On July 13, 2006, Wall Springs Conservatory, Inc., or Wall Springs,  filed suit against GTA-IB as successor in interest to Golf Host Resorts, Inc. in the circuit court of Pinellas County for declaratory relief.  On July 14, 2006, Wall Springs also filed suit against us in the small claims division of the Pinellas County Court in connection with an easement agreement.  We answered both claims, also asserting affirmative defenses and counterclaims in each action.  We then filed a motion to transfer the small claims matter to Circuit Court, which was granted on September 27, 2006.  We then moved to consolidate these two cases.  Our motion to consolidate was granted by the Circuit Court on March 1, 2007 and the parties are awaiting entry of the order.

Property Tax Lawsuit

We filed lawsuits against the property appraiser of Pinellas County Florida, or Pinellas County, to challenge the 2004, 2005 and 2006 real estate assessment on the Resort property. Pinellas County filed a motion to dismiss, which was denied by the court. No trial date has been set. If Pinellas County were to prevail, management believes that there would be no material adverse effect upon our financial statements, as the entire Pinellas County assessment is fully accrued and accounted for at December 31, 2006.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

We are a single member limited liability company and do not have any stock. Our membership interests are not publicly traded.

There are a total of 902 condominium units allowing Rental Pool participation by their owners, of which three are owned by our affiliate GTA-IB Condominium, LLC. Of the units not owned by GTA-IB Condominium, LLC, 878 were sold by GHR under Registration Statements filed by GHR that were declared effective by the Securities and Exchange Commission on or before March 1, 1983. The remaining 21 units were sold via private offerings exempt from registration with the Securities and Exchange Commission. As of December 31, 2006, approximately 850 different owners hold the condominium units not owned by us or by our affiliates.

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

Recent Sales of Unregistered Securities

Not applicable.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this report. Historical results are not necessarily indicative of the results to be expected in the future.  All numbers in the table and in the disclosures that follow are presented in thousands except for the statistical data.

				Predecessor Basis(1)
	Year ended December 31, 2006	Year ended December 31, 2005	Period 7/16/04 to 12/31/04	Period 1/1/04 to 7/15/04	Year ended December 31, 2003	Year ended December 31, 2002
	(in thousands, except average daily Rental Pool distribution)
Revenue
Hotel	$13,407	$13,335	$4,356	$6,672	$11,786	$12,156
Food and beverage	11,896	11,557	4,445	5,824	,12,102	11,336
Golf	13,925	13,352	4,248	7,334	11,269	11,852
Other	2,613	3,637	1,174	2,793	3,778	5,252
Total revenue	$41,841	$41,881	$14,223	$22,623	$38,935	$40,596
Net loss	$(4,861)	$(4,050)	$(4,440)	$(6,345)	$(11,466)	$(9,178)
Cash dividends per common share/LLC Interest(2)	—	—	—	—	—	—
Average daily Rental Pool distribution(3)	$22.06	$23.28	$14.71	$20.62	$18.32	$20.21
Total Rental Pool distribution, net(4)	$4,671	$4,996	$1,473	$2,383	$3,932	$4,415
Total assets	$49,374	$54,095	$55,694	$96,025	$60,933	$62,516
Long-term obligations
Notes payable	$39,240	$39,240	$39,240	$78,975	$78,975	$79,004
Capital leases	$428	$625	$612	$761	$—	$
Other obligations	$7,154	$13,478	$11,489	$21,932	$18,481	$17,069

(1)           The predecessor basis financial statements for the period January 1, 2004 to July 15, 2004 and the years ended December 31, 2003 and 2002 represent the operating results of Golf Host Resorts, Inc. The predecessor’s financial statements for 2004 are included in Item 15 herein. Those financial statements include assets and liabilities at carrying values that differ from ours; therefore, direct comparisons may not be made between periods.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

We were formed on December 30, 2002. We are a wholly owned subsidiary of GTA-IB Golf Resort, LLC. GTA-IB Golf Resort, LLC is a wholly owned subsidiary of GTA, LP, the operating partnership of GTA. GHR, an entity affiliated with Starwood Capital Group LLC, is the former owner of the Resort and the former borrower under a $79 million participating mortgage loan funded by GTA, LP in June 1997. This participating mortgage loan was secured by the Resort, cash, certain shares of GTA’s common stock held by GHR and excess land at the Resort. The Resort is a 72-hole destination golf and conference facility, with a private club component, located near Tampa, Florida.

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

We and GTA, LP entered into the Settlement Agreement dated July 15, 2004 with GHR, Golf Hosts, Inc., Golf Host Management, Inc. and Golf Host Condominium, Inc. The Settlement Agreement settled a number of issues between the parties, including GHR’s default under the $79 million loan made by GTA, LP to GHR in June 1997. As part of the Settlement Agreement, we took ownership of the Resort effective July 16, 2004. Also, in connection with the Settlement Agreement, we entered into a management agreement with Westin providing for Westin’s management of the Resort, and Westin and Troon entered into a facility Management Agreement providing for Troon’s management of the golf facilities at the Resort.  By mutual agreement, the Westin Management Agreement was terminated on October 31, 2006.  On February 22, 2007, we sent Troon a notice of termination in regards to the Facilities Management Agreement and are in the process of negotiating the terms and conditions.  We intend to manage the golf operations internally following the termination of the Troon management agreement.

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

See a more detailed discussion of the Westin, Troon and Parcel F agreements and related recent developments under the caption “Background” in Item 1 of this Annual Report on Form 10-K.

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

In reviewing for impairment of our long lived assets, we review the financial performance of the Resort in the aggregate for material variances from our expectations of the Resort’s revenues. The Resort’s performance remained stable since we took title to it on July 15, 2004 and, based upon bookings, this trend indicates this stabilized performance will continue through 2007. Therefore, there were no significant impairment losses related to long-lived assets for year ended December 31, 2006.   The value of our primary long-lived asset, Parcel F, was reduced from $2,200, which was the derived value at July 15, 2004, to $1,490 due to the fact that $710 of this value was transferred to GTA.  See further discussion of the details of this transfer in Item 1 of this Annual Report on Form 10K.   Due to the fact that the assumptions that we applied to derive the original value of Parcel F and our other intangible assets have not materially changed, there is no significant impairment loss reported for the year ended December 31, 2006.

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

We place our intangible assets in the following categories: (i) the water contract; (ii) club memberships; (iii) the trademark and the trade name; (iv) the Rental Pool; and (v) guest bookings. The valuation of the water contract is based on the projected annual savings associated with having this contract. The water contract has an indefinite life. The value of the club membership is derived from our membership base. There have been no material changes in the number of members of our club. The valuation of the trademark and trade name is derived from the residual revenue stream from the Resort revenues that is attributed to the Innisbrook trade name. We attribute an indefinite life to the trademark and trade name. The valuation of the Rental Pool is based on estimates of revenue derived by us from our Rental Pool operations. The Rental Pool’s valuation is dependent on maintaining a specific number of units in the Rental Pool to accommodate the Resort operations. The intangible asset recorded for the guest bookings that we assumed on July 15, 2004 was fully amortized as of June 2006. There has been no material change in the number of participating condominium units in the Rental Pool during the period.

During the fourth quarter of 2006, we reviewed our intangible assets, and based on the results, we determined that no impairment of intangible assets existed at December 31, 2006, and there have been no indicators of impairment since that date. A subsequent determination that the intangible assets are impaired, however, could have a significant adverse impact on our results of operations or financial condition.

Revenue Recognition

Revenue from rooms, green fees, cart rentals, food and beverage sales, merchandise sales, and range income are generally recognized at the time of sale. Membership dues are recognized ratably over the applicable period.

The membership initiation fees at the Resort are nonrefundable and are initially recorded when received as deferred revenue and amortized over the average life of a membership which, based on historical information, is deemed to be ten years for full golf memberships and five years for resort, executive and tennis memberships.

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

Utilization of the Resort facilities during the past three years by facility type is illustrated in the table below:

	2006	2005	2004
Available room nights	211,710	214,580	215,716
Actual room nights
Group	55,806	59,138	51,606
Transient	29,706	39,281	32,858
Total room nights	85,512	98,419	84,464
Average room rate	$156.78	$135.49	$130.55
Food and beverage covers	398,459	406,175	379,059
Average food check	$20.26	$19.40	$18.47
Golf Rounds
Resort guests	70,351	79,312	70,672
Member/guests	38,333	39,694	37,577
Total golf rounds	108,684	119,006	108,249
Total golf revenue per golf round	$128.13	$112.20	$106.99
Golf course maintenance cost per golf round	$35.62	$32.53	$34.81

The 2004 Combined Statements of Loss are used as a reference for the comparative analysis of changes in operating results in the table below and in the discussion that follows (in thousands, except for statistical data):

					Period
			Year		01/01/04 to
	Year Ended	Year Ended	Ended	Period	07/15/04
	December 31,	December 31,	December 31,	07/16/04 to	(Predecessor
	2006	2005	2004	12/31/04	Basis)
Revenues
Hotel	$13,407	$13,335	$11,028	$4,356	$6,672
Food and beverage	11,896	11,557	10,269	4,445	5,824
Golf	13,925	13,352	11,582	4,248	7,334
Other	2,613	3,637	3,967	1,174	2,793
Total revenues	41,841	41,881	36,846	14,223	22,623
Expenses
Hotel	11,139	11,411	9,749	4,138	5,611
Food and beverage	8,742	8,140	7,886	3,238	4,648
Golf	7,655	7,620	7,423	3,173	4,250
Other(a)	10,554	9,902	9,003	4,100	4,903
General and administrative expenses	5,026	4,744	4,899	2,096	2,803
Depreciation and amortization	2,036	2,479	2,875	1,249	1,626
Total expenses	45,152	44,296	41,835	17,994	23,841
Operating loss	(3,311)	(2,415)	(4,989)	(3,771)	(1,218)
Interest expense, net	(1,550)	(1,635)	(5,796)	(669)	(5,127)
Net loss	$(4,861)	$(4,050)	$(10,785)	$(4,440)	$(6,345)

(a)             Includes net rental pool distributions of approximately $4,808, $4,996 and $3,856 for  the years ended December 31, 2006, 2005 and 2004, respectively.

2006 Compared to 2005

During the year ended December 31, 2006, there were 12,907, or 13.1%, fewer occupied room nights than there were for year ended December 31, 2005.  During the year ended December 31, 2006, there were 9,575 fewer transient room nights and 3,332 fewer group room nights, resulting in a combined 12,907 fewer occupied room nights as compared to the period ended December 31, 2005.  In addition, to the room night decrease, overall density, or the number of average guests per room night, also decreased from 1.7 to 1.6 for the years ended December 31, 2005 and 2006, respectively. We believe the decrease in transient room nights could be attributed to the mild weather in the winter and spring months experienced during 2006 in the northern states.  Because the winter and spring months were much warmer in the northern states during 2006 than in 2005, we believe that transient guests and golf package guests were less inclined to visit the southern states.  As described above, we also believe that transient room nights decreased in the late summer/early fall months due to guest hesitancy to book rooms on the southeast coast of Florida during the hurricane season.  We also believe the decrease in group room nights was a result of our decision to target higher revenue producing group types as opposed to certain types of groups that booked in the prior year and were not as profitable.  In addition, we believe that the decrease in group room nights was due to the fact that our sales and marketing department had four vacant positions for varying periods of time between February and June 2006 which hindered the sales and marketing staff’s ability to book to the same levels as in prior periods.  The sales team is now fully staffed and we believe that the sales productivity has begun to increase.

The decline in the occupied room nights during the year ended December 31, 2006 was offset by improved average room rates and ancillary spending patterns of the Resort’s guests, coupled with increases in catering, room service and pool food and beverage  sales. Total revenue for the Resort decreased by $40 during the year ended December 31, 2006 than in the year ended December 31, 2005. An overall increase in spending by the Resort’s guests, both for rooms and by package guests for food and beverages, offset the majority of the reduction in gross revenue that resulted from the lower number of room night in the year ended December 31, 2006 as compared to the same period of 2005.  The average room rate increased from $135.49 in 2005 to $156.78 in 2006.  Aggregate spending per room night during the year ended December 31, 2006 was $489.49, as compared to $425.68 during the same period in 2005.   The most significant increase in revenues at the Resort during the year ended December 31, 2006 occurred in Golf department. Revenues of that department increased by approximately $573, or 4.3%, for the year ended December 31, 2006, as compared to the same period in 2005.  Overall food and beverage revenues increased by $339 or 2.9% as the food and beverage total covers (meals) decreased by 7,176.  This net decrease in covers served was primarily attributed to the Resort’s banquets and casual restaurants with a combined decrease of approximately 17,390 covers. Covers served in the Resort’s casual restaurants decreased by approximately 9,054 covers. These banquet and restaurant reductions were offset by increases in catering, room service and pool service with an aggregate increase of 9,674 covers.  This reduction of restaurant covers is reflective of the reduced transient and group room nights noted above.  Food and Beverage revenue per cover increased from $28.45 for the year ended December 31, 2005 to $29.85 for the year ended December 31, 2006, or 4.9% per cover.  Golf revenue increased by approximately $573, primarily as a result of improved capture of revenue per round of golf.  Golf revenue for the year ended December 31, 2006 averaged $128.13 per round, as compared to $112.20 per round for the comparative period in 2005, while the number of rounds played decreased for the period.   In the aggregate, while there were 10,323, or 8.7%, fewer golf rounds, revenues increased as a result of the capture of higher greens fees and ancillary spending in the pro shops. The net decrease in aggregate rounds played was attributable to 8,962 fewer rounds played by the Resort’s transient guests, including packages, coupled with a decrease of 1,361 rounds played by Resort members.  The number of total golf rounds played in the year ended December 31, 2006 was 108,684, as compared to 119,006 in the same period of 2005. Golf revenue does not necessarily increase or decrease exactly in proportion to occupied room nights because golf revenue also includes member dues and fees and day golf group fees, neither of which is directly related to occupied room nights. Increases in total revenue due to improved spending of the Resort’s guests for the year ended December 31, 2006 as compared to the same period in 2005 were offset by a decrease in Other Revenue of approximately $1,024.  Other Revenue decreased primarily because the Resort did not charge a resort fee for the period of January 1, 2006 through October 31, 2006.

Consistent with past periods, we continued to monitor total operating expenses in an attempt to insure that Westin controlled expenses and that the expenses bore a direct correlation to the room nights, food and beverage covers and golf round demand.  Subsequent to the Westin termination on October 31, 2006, we have directly monitored and managed these expenses.  Aggregate total operating expenses do not generally increase or decrease on a one-to-one basis with total operating revenue because the Resort must carry a minimum fixed operating staff and other support expenses at all times. In those operating departments where the variable costs can best be managed, we seek to manage these costs consistent with room, food and beverage and golf demand. Total Resort operating expenses, before depreciation and amortization and excluding the Rental Pool amortization in hotel operations, increased by approximately $1,300, or 3.1%, for the year ended December 31, 2006 as compared to the year ended December 31, 2005. This increase of 3.1% is attributable to the increases in overall payroll and employee benefit costs, energy and insurance costs.

Administrative and general expenses increased from approximately $4,744 to approximately $5,026 for the years ended December 31, 2005 and 2006, respectively. This increase of $282, or 1.0%, in administrative and general expenses is primarily due to an increase of approximately $334 in bad debt expense resulting from three large group account balances that were deemed uncollectible offset by a decrease in payroll expenses of approximately $255.  The remaining net increase of approximately $109 represents small fluctuations in a number of accounts.

Other expenses increased from approximately $9,902 to approximately $10,554 for the years ended December 31, 2005 and 2006, respectively. The other expense category includes, among other departments, sales and marketing, repairs and maintenance, energy, service express (the Resort’s one stop customer service center), and telecommunications. The increase of $652, or 6.6%, is primarily due to the following changes: (i) sales and marketing expenses increased by approximately $126, to $3,014, as a result of additional golf and membership marketing efforts, the use of contract services and increased payroll and travel expenses; (ii) general insurance premiums increased by approximately $348; (iii) rising energy costs caused utility expense to increase by approximately $330, from $1,509 to $1,839; (iv) a decrease in property and sales taxes of $115; and (v) the remaining net decrease of approximately $37 represents small fluctuations in a number of accounts.

The Rental Pool distribution (or that portion of room revenue attributable to the condominium owners) decreased as a direct result of the room revenue decreases noted above. The distribution for the year ended December 31, 2006 decreased by approximately $158 from the preceding year. The Rental Pool distributions were approximately $4,808 and $4,966 for the years ended December 31, 2006 and 2005, respectively.

Depreciation and amortization expense, excluding the Rental Pool amortization included in hotel expenses, was approximately $2,036 and $2,479 for the year ended December 31, 2006 and 2005, respectively.

Interest expense, net of interest income, was approximately $1,550, and $1,635 for the year ended December 31, 2006 and 2005, respectively, and reflect amortization of the discount on (i) our Rental Pool refurbishment liability in the amount of $682, (ii) our short-term liability to Westin in the amount of $447and (iii) our long-term liability to Troon in the amount of $48. As previously discussed, the defaulted participating mortgage loan that was assumed by us from GHR, our unaffiliated borrower, has a balance at December 31, 2006 of $39,240, and became non-interest bearing upon our assumption on July 15, 2004.

The net loss for the year ended December 31, 2006 was approximately $4,861, compared to a net loss for the year ended December 31, 2005 of approximately $4,050.

During the year ended December 31, 2006, approximately $1,301 of the capital reserve funds was disbursed. Of those disbursed funds, $844 was used to pay lease payments on existing and additional equipment consisting of bellman vehicles, golf carts, golf course equipment, telephone and cable equipment and the balance was for various capital improvement projects and replacements throughout the Resort.

Beginning in 2003, the Rental Pool participation, as represented by available room nights in the chart above, has stabilized and the Resort appears to be positioned to provide a minimum of 600 rental units through the year 2009, or approximately 216,000 available room nights in each of the upcoming years through 2009. Our management believes that the 2009 time frame noted is relevant because this is the time frame in which the condominium owners have a contractual right to recover 50% of the refurbishment costs of their individual condominium units pursuant to the New Master Lease Agreement. Subsequent to 2009, the condominium owners may be less likely to remain in the Rental Pool because the final refurbishment reimbursement payments will have been made. During the period from 1998 through 2002, available room nights decreased from a high of approximately 309,000 in 1998 to a low of approximately 211,000 in 2002. These reductions in available room nights created negative pressure on the ability of the Resort to book historically larger groups. As a consequence of this pressure, Westin’s sales and marketing efforts and our sales and marketing efforts subsequent to the Westin termination, were and continue to be targeted at booking a greater number of smaller groups that can be accommodated, in light of the relatively limited available room nights.

The Resort utilizes the Smith Travel Research to compare itself to our competitive set. Our competitive set is listed under the heading “Business” in this report. During the year ended December 31, 2006, as in prior years, the Resort lagged behind its competitors in both occupancy percentages and average room rates. While our competitors’ occupancy levels decreased slightly for the year ended December 31, 2006, from 60.9% to 58.1%, or 4.6%, the Resort’s occupancy percentage decreased by 12.0%, to 40.4% during the same period. Offsetting the room night reduction, the average room rate at the Resort increased from $135.49 to $156.78, or 15.7%, on a year-to-year comparative basis. The average nightly room rate of our competitive set for the year ended December 31, 2006 increased by $7.70, or 5.0%, to $160.61. The Resort’s net decrease in overall room nights was due both to a decrease in group business, which includes conferences, and transient business. The increase in the average room rate was primarily attributable to room rate increases for transient business, but the increase can also be attributed in part to certain rate increases implemented throughout the other business sectors.

2005 Compared to 2004

During the year ended December 31, 2005, total room nights at the Resort increased to 98,419 from 84,464 in the same period of 2004. Total room nights are comprised of transient room nights and group room nights. During the year ended December 31, 2005, the Resort saw stronger transient business which exceeded historical averages. For the year ended December 31, 2005, total transient room nights were 39,281, an increase of 6,423 room nights, or 19.5%, from the same period in 2004. In addition, during 2005 the Resort also began to see a recovery in golf package business and corporate group booking patterns as against booking patterns for 2004. Total golf packages sold increased by 1,493 packages, or 35.8%, from 2004 to 2005. Group room nights for the year ended December 31, 2005 increased by 7,532, or 14.6%, as compared to the prior year. The last minute cancellations of two large corporate events in the first half of 2004, within the peak season, and the loss of approximately 3,148 golf rounds as a result of the unusual weather conditions in the state of Florida in August and September of 2004, caused the Resort to lose an aggregate of approximately $850in revenue, net of cancellation fees, during that year. Cancellation fees of approximately $651 relating both to these two large events and to a number of smaller events have been included in total revenues during the year ended December 31, 2004. During 2005, due to improved weather conditions, the Resort did not experience as many cancellations as in 2004. As a result, cancellation fees we received in 2004 were $512 less than in 2004. Although the Resort experienced fewer cancellations, our management believes that the Resort’s bookings in 2005 were adversely affected as a result of the 2004 hurricane season.

Participation in the Rental Pool during the years ended December 31, 2005 and 2004 resulted in available room nights of approximately 215,000 and 216,000, respectively. Actual utilization or sales of room nights increased by 13,955, or 16.5%, for the year ended December 31, 2005 as compared to the previous year. We believe that this increase was related to the increased confidence from corporate meeting planners in our property resulting from the resolution of the mortgage default via the Settlement Agreement coupled with general improvements in the hospitality and destination resort business. With the stigma of the mortgage default removed, we reviewed and amended the Resort’s marketing plan with Westin and, as a result, revised that plan to focus more on selling memberships and more effectively marketing the golf package business than on volume selling of corporate hotel rooms. These changes were implemented primarily to establish a stable source of membership dues, and to improve the capture of the most profitable business available to the Resort. Because these changes in the marketing program appeared to be producing positive results, we continued to utilize the programs going forward. The most profitable departments of the Resort, in order of highest to lowest, are (i) the golf department, (ii) food and beverage and (iii) rooms, net of rent attributable to Rental Pool participants (calculated by subtracting Hotel operating expenses of $11,411 from gross Hotel revenue of $13,335). Operating profit for the golf department was 42.9% and 35.9%, respectively, for 2005 and 2004. Because the maintenance costs of our four golf courses are primarily fixed, the majority of each incremental revenue dollar in this department flows directly to the Resort’s gross operating profit. Food and beverage, or F&B, profit was approximately 29.6% and 23.2%, respectively for 2005 and 2004, respectively. The year over year increase in F&B revenue was primarily due to the increase in group banquet revenue resulting from an increase in corporate group bookings. Corporate groups typically have the highest F&B contribution. Operating profit for the rooms department after payments pursuant to the Rental Pool sharing arrangement with the condominium owners for 2005 and 2004 was 14.4% and 11.6% for the years ended December 31, 2005 and 2004, respectively.

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

Although the Resort did not experience any significant or direct exposure to tropical storms or hurricanes during 2005, we believe the 2004 hurricane season negatively impacted the booking of room nights in 2005. When storms directly impact the Resort, loss of conference room nights and transient business is generally replaced as guests seeking shelter from the storm fill rooms that otherwise would be vacant due to those cancellations. We offer a discounted room night to coastal residents who are required to evacuate their homes. To date, these discounted rates have not had a material impact upon the average room rate of the Resort in any given year. Total group room nights increased in 2005 by 7,532, from 51,606 room nights in 2004 to a total of 59,138 room nights in 2005. The average room rate for group business of the Resort increased $5.34, or 4.2%, from $128.46 for the year ended December 31, 2004 to $133.80 for the year ended December 31, 2005. We believe that this increase resulted from increased meeting planner confidence and marketability of the Resort. To complement this increase, the transient room nights increased by 19.5%, from 32,858 in 2004 to 39,281 in 2005. We believe that this increase resulted from increased marketing to this segment, the focus on golf package business and the replacement of group room nights with transient room nights. The average room rate within the transient sector, however, increased by $9.10, to $135.82 per room night, for the year ended December 31, 2005. As described above, the room rate was impacted by the weather and competitive pressure, as the travel and leisure sector of the economy was rebounding and hotels were competing to recover losses experienced during the economic downturn experienced from 2001 through 2003. During the fourth quarter of 2003, the Resort entered into an agreement with an outside provider to develop a new web site, which we believe also contributed to the 2004 and 2005 growth in the transient business. The growth in this segment, coupled with growth in the group sector, appears to be continuing in 2006 based upon recent sales contracts that have been executed for bookings in future periods.

While room nights increased, overall density, or the number of average guests per room night, also increased from 1.6 to 1.7 for the years ended December 31, 2004 and 2005, respectively. In addition, total F&B covers (number of individual meals served) increased by 7.2%, from 379,059 to 406,175, on a comparative basis due to the change in the mix of business from group to transient coupled with increased overall density. In general, groups are more likely to purchase the banquet services rather than dining nightly in one of the Resort’s restaurants. As a consequence of the approximately 14.6% increase in group room nights from 2004 to 2005, group banquet business also increased. Banquet covers sold were 165,189 and 158,353 for the two years ended December 31, 2005 and 2004, respectively. Overall F&B revenue was up approximately $1,288, or 12.5%, during 2005 as compared to 2004. The F&B departmental profit increased by approximately $1,034, or 43.4%, due to the increased revenue of the department and higher volume of covers sold. The preparation and cost of sales for banquet meals costs is less than the cost to produce meals in the Resort’s restaurants.

The golf department was the most profitable department of the Resort. For the year ended December 31, 2005, total golf revenue increased by approximately $1,770 as golf rounds increased by 10,757. The operating profit of the golf department increased by approximately $1,573 in 2005 as compared to 2004.

Administrative and general expenses decreased from approximately $4,899 to approximately $4,744 for the years ended December 31, 2004 and 2005, respectively. This decrease of $155, or 3.3%, in administrative and general expenses is primarily due to a decrease of approximately $65 in the provision for bad debt expense, a decrease in the operating costs of GTA’s on-site office of approximately $235, a decrease in Resort legal fees of approximately $56 and an approximately $100 decrease resulting from small fluctuations in a number of accounts. These decreasing expenses were offset by an increase in management fees of approximately $301 resulting from an increase in aggregate revenues coupled with the change in the management fee calculation to include golf revenues pursuant to our management agreement with Westin. The decrease in the operating costs of GTA’s on-site office resulted from reduced payroll costs of approximately $22, an approximately $180 reduction in legal fees related to the property tax lawsuit and a reduction of other GTA on-site expenses of $33

Other expenses increased from approximately $9,003 to approximately $9,902 for the years ended December 31, 2004 and 2005, respectively. The increase of $899, or 10.0%, is primarily due to the following changes: (i) sales and marketing expenses increased by approximately $94, to $2,889, as a result of additional golf and membership marketing efforts; (ii) real property taxes increased by approximately $69; (iii) general insurance premiums increased by approximately $104; (iv) rising energy costs caused utility expense to increase by approximately $255, from $1,254 to $1,509; and (v) management incentives increased by approximately $311 due to the improved performance of the Resort. The remaining net increase of approximately $66 represents small fluctuations in a number of accounts.

The Rental Pool distribution (or that portion of room revenue attributable to the condominium owners) increased as a direct result of the room revenue increases noted above. The distribution for the year ended December 31, 2005 increased by approximately $911 from the preceding year. The Rental Pool distributions were approximately $4,966 and $4,055, for the years ended December 31, 2005 and 2004, respectively.

Interest, net decreased by approximately $4,161 year over year primarily due to the discontinuation of the interest accrual on the Resort’s participating mortgage effective with the closing of the negotiated settlement. The mortgage note between us and GTA, LP is non-interest bearing. This mortgage interest savings resulted in a decrease of approximately $4,941 offset by the rental pool refurbishment liability accretion and interest expense which increased approximately $758 coupled with an increase in interest expense on capital leases of approximately $14 and an $8 decrease in interest income primarily due to reduced interest earned on our deposit with the electric company, which was formerly covered by a bond. Beginning in 2004, the electric company required that the Resort maintain a minimum deposit with the electric company.

Legal Entity Structure

The financial statements and footnotes reflect the combined financial results of us, GTA-IB Condominium, LLC and GTA-IB Management, LLC. These legal entities are all wholly owned subsidiaries of GTA-IB Golf Resort, LLC. GTA-IB Golf Resort, LLC is a wholly owned subsidiary of GTA, LP. GTA owns approximately 100% of GTA, LP through its wholly owned corporate subsidiaries, GTA GP, Inc. and GTA LP, Inc. GTA-IB Condominium, LLC holds the title to three condominium units that participate in the Rental Pool of GTA-IB, LLC. GTA-IB Management, LLC is the entity that employs substantially all of the employees at the Resort. There are no other operations of GTA-IB Condominium, LLC and GTA-IB Management, LLC. We hold title to the Resort and are the entity in which all of the Resort’s operations are recorded for accounting purposes. All inter-company transactions and account balances have been eliminated in combination.

Income Tax Status

We are a single-member limited liability company, wholly owned by GTA-IB Golf Resort, LLC. GTA-IB Golf Resort, LLC is a wholly owned subsidiary of GTA, LP, the operating partnership of GTA. GTA owns 100% of GTA, LP through its wholly owned subsidiaries, GTA GP, Inc. and GTA LP, Inc. The limited liability companies in the chart above are all single-member limited liability companies. GTA-IB Condominium, LLC and GTA-IB Management, LLC are also wholly owned by GTA-IB Golf Resort, LLC.

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

Other Matters

New Contract for Annual PGA TOUR Event

On April 25, 2006, we entered into an agreement with Suncoast Charities, Inc., or Suncoast, which provides that Suncoast will lease the Copperhead golf course at the Resort for seven and one half days during the month of March for a PGA TOUR event.  Our agreement with Suncoast provides that the tournament will occur each year in March beginning in March 2007 and ending in March 2012.  The agreement also provides, among other things, that we will receive a base fee and that we may receive a participation fee in the event the aggregate ticket sales during any tournament year exceed 115% of the greater of the 2005 tournament ticket sales or the 2006 tournament ticket sales.  In February 2007, Suncoast Charities, Inc.   announced that PODS (Portable On Demand Storage) would be the sponsor for the years 2007 through 2012.

Termination of Westin Management Agreement

On September 28, 2006 we signed a Termination and Release Agreement with Westin whereby the Westin Management Agreement terminated on October 31, 2006.  The Termination Agreement provides that we shall pay to Westin, subject to the terms of the Management Agreement, a termination fee.  As of October 31, 2006, the termination fee that would be due is approximately $5,594 and is now fixed at this amount.   Pursuant to the Termination Agreement, the termination fee is due and payable upon the earlier of a sale of the Resort or March 31, 2008.

On November 1, 2006 as a consequence of the Westin termination, we assumed the Troon Facilities Management Agreement as a successor in interest to the Facilities Management Agreement between Westin and Troon.  On November 30, 2006, we entered into an agreement with Troon to extend the facilities management agreement by ten-day rolling periods, beginning on December 1, 2006.   On February 22, 2007, we sent Troon a notice of termination in regards to the Facilities Management Agreement. We and Troon are in the process of negotiating the terms and conditions of the termination which we expect to be effective upon the conclusion of our negotiations and the execution of a termination agreement. We intend to manage the golf operations internally following the termination of the Troon management agreement.

See further discussion under the caption “Background” in Item 1 of this Annual Report on Form 10-K.

Automatic Hotel Charges

On April 29, 2005, Westin’s parent, Starwood Hotels & Resorts Worldwide, Inc., or Starwood, entered into an Assurance of Voluntary Compliance with the State of Florida Office of the Attorney General, or the Assurance. The Assurance provided, among other things, that for a period of two years Starwood would not charge certain undisclosed automatic fees to guests at certain hotels that are owned or managed by Starwood, including the Resort, and that the State of Florida Office of the Attorney General would release Starwood hotel owners, managed properties and franchisees from certain claims and liabilities relating to these undisclosed automatic fees. On August 9, 2005, in a matter related to the Assurance, the Company executed a settlement election form which formalized our agreement to participate in Starwood’s negotiated Automatic Hotel Charges Settlement (the “Settlement”). The Settlement settles certain class action lawsuits filed by private plaintiffs against Starwood alleging that Starwood charged certain undisclosed automatic fees to its guests, including guests at the Resort.  Charging additional automatic fees is customary in the hospitality industry, and the fees reimburse the properties for certain costs such as, coffee in the rooms, newspapers, shoe shine and internet access.  In addition to Starwood, several other hospitality industry competitors agreed to settlements with the State of Florida.  As part of the Starwood Settlement, Starwood had the option of no longer charging undisclosed automatic fees, or, to disclose the fees in advertising materials, on its web site and through the room reservations process.  Starwood elected to no longer charge the automatic fees in Florida.   Based upon information known to management at this time, the Resort’s participation in the Settlement has not had a material adverse impact on our financial results, largely due to our ability to mitigate the loss of these automatic fees through increasing the average room rate, implementing certain golf service fees and renegotiating certain revenue sharing items with the participants in the Rental Pool.

As a result of the termination of the Westin Management Agreement, the Resort was released from the Settlement and as a consequence, has renegotiated certain revenue sharing items with the Rental Pool.  The renegotiated Rental Pool agreement grants the Resort the right to reinstitute the automatic charges.  The Resort has elected to reinstitute the automatic charges, effective November 1, 2006, and discloses these charges in its advertising materials, on its web site and during the room reservation process.  The reinstitution of these automatic hotel charges is not expected to have a material impact upon the Resorts financial results.

Liquidity and Capital Resources

The accompanying financial statements have been prepared based on the assumption that we will continue as a going concern. As of December 31, 2006, we have working capital deficit of approximately $10,607 primarily due to the fact that the Westin Termination Fee of $5,594 and the Troon Supplemental Fee of $800 are classified as current liabilities. We reported a net loss of approximately $4,861 during the year ended December 31, 2006. These conditions raise substantial doubt about our ability to continue as a going concern. We continue to experience seasonal fluctuations in our net working capital position. Seasonality impacts our liquidity. Typically we have more available cash during the winter months, specifically in the first quarter, while we have very limited cash in the late summer months. In July 2004, after we took possession of the Resort’s operational assets, GTA, LP advanced us $2,000, to support the working capital requirements of the Resort. During  2005, GTA funded $1,050 to address our seasonal cash flow shortfalls.  In October 2006, GTA funded an additional $600 pursuant to the terms of the Westin Termination Agreement and an additional $120 in February 2007 to fund operating expenses.  Further, GTA funded approximately $203 and $33 for the beginning phase of the technological infrastructure capital investment in October 2006 and November 2006, respectively.  The proceeds of these advances have been fully expended to support the Resort’s operational expense and existing obligations. The Resort repaid to GTA the $120 and the $33 advances from Resort operational cashflow in March 2007.  While current Resort cash flow projections for 2007 indicate we may be in a breakeven cash situation by year-end 2007, a shortfall is anticipated in late summer to early fall due to certain obligations that the Resort must pay in August 2007, including obligations of approximately $1,060 for the quarterly rental pool distribution and $412 for the rental pool refurbishment payment. Therefore, a cash infusion of up to $1,000, in the aggregate may be necessary to fund the short-fall. If we are unable to either continue to improve our operating cash flows or otherwise obtain liquidity, then we may be unable to continue as a going concern.

The predecessor owner had a revolving credit line secured by the Resort’s accounts receivable; however, this credit line was terminated when the predecessor defaulted on the mortgage with GTA, LP.  It may become necessary to seek further cash infusion from GTA, LP, to seek an accounts receivable revolving credit line (which we are currently pursuing) or to seek some other form of financing (which we are currently pursuing) to insure our ongoing viability.

We are currently negotiating the terms of a three year non—revolving credit facility with a Tampa community bank for approximately $1,200.  The proceeds of which would be used to finance renovations at the Resort restaurants, information technology infrastructure upgrades and other property improvements at the Resort and to cover short-term working capital shortfalls.  The three condominium units that the Company owns at the Resort will serve as collateral for this loan.  We are also seeking to obtain a revolving accounts receivable line of credit for at least $500.  However, there can be no assurance that we will enter into this loan facility or that we will be able to obtain an accounts receivable credit line.

Environmental Matters

See discussion under the caption “Environmental Matters” in Item 1 of this Annual Report on Form 10-K.

Off Balance Sheet Arrangements

As of December 31, 2006, we have no unconsolidated subsidiaries.

We do not have any relationships with unconsolidated entities or unconsolidated financial partnerships of the type often referenced as structured finance or special purpose entities, i.e., unconsolidated entities established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, we have not guaranteed any obligations of unconsolidated entities nor do we have any commitment or intent to provide additional funding to any such entities. Accordingly, we believe we are not materially exposed to any market, credit, liquidity or financing risk that could arise if we had engaged in such relationships.

Contractual Obligations and Contingent Liabilities

We had the following contractual obligations as of December 31, 2006:

	Payments Due by Period (in thousands)
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 Years
Master lease agreement with the condominium owners participating in the Rental Pool(1)	$5,433	$1,424	$3,940	$42	$27
Management agreements(2)	5,594	5,594	—	—	—
Troon supplemental fee(2)	800	800	—	—	—
Mortgage Note payable to Golf Trust of America, L.P.(3)	39,240	—	—	—	39,240
Operating and capital leases(4)	1,319	667	650	2	—
Troon management and other fees (2)	163	163	—-	—-	—-
Service agreements and other(4)	4,836	1,721	2,278	837	—
Working capital advances from Golf Trust of America, L.P., net(5)	3,103	—	3,103	—	—
Total of the Resort’s obligations	$60,488	$10,369	$9,971	$881	$39,267

Interest is reflected, as applicable, in the commitments and obligations listed above. There are no open purchase orders which individually exceed $25.

(1)           The Master Lease Agreement between us and the Rental Pool participants, or NMLA, as amended and restated on January 1, 2004, provides that participating condominium owners will be reimbursed by us for 50% of the amount of funds the individual owner invests in the refurbishment program, as defined in the NMLA, plus interest accruing at a rate of 5% per annum. In addition, for units entering the Rental Pool during 2005, we have agreed to reimburse those unit owners for up to 25% of their refurbishment costs plus interest at 2.5% per annum on the unpaid balance. Our obligation to make the reimbursement payments during the period from 2005 through 2012 is contingent upon a minimum unit participation in the Rental Pool being maintained. This minimum unit participation is defined and tested on a quarterly basis. Our projected obligation as presented in the table above recognizes reimbursement costs and interest payable to the owners, assuming that the participants meet the minimum threshold and a minimum of 575 units are participating in the Rental Pool on a continuing quarterly basis at all times. See Note 10 to our Financial Statements for further discussion of our reimbursement obligations.

(2)           Pursuant to the Termination Agreement, the Westin termination fee of approximately $5,594 is due at the earlier of the sale of the Resort or March 31, 2008.  This amount is included in the “Less than 1 year” column due to the fact that we are currently seeking a buyer for the Resort although as of March 26, 2007, no binding contract for the sale of the Resort has been executed.

Westin, as manager of the Resort, entered into a management agreement with Troon which provides for Troon to manage golf operations at the Resort. The agreement expires on July 15, 2009 and includes an option in our favor to extend the term of the agreement for an additional five years. Our obligations under the contract include a management fee based on a percentage of golf revenue. The agreement obligates us to pay Troon a base management fee equal to 2% of golf operating revenue. Included in the table above are cost estimates through the term of the lease based upon the 2007 budget for the Resort. Pursuant to the Troon management contract, a minimum supplemental fee of approximately $800 is due upon either the expiration of the contract or its early termination. On February 22, 2007, we sent Troon Golf LLC, or Troon, a notice of termination in regards to the Facilities Management Agreement pursuant to which Troon manages the golf operations at the Resort. We and Troon are in the process of negotiating the terms and conditions of the termination which we expect to be effective upon the conclusion of our negotiations and the execution of a termination agreement.  We intend to manage the golf operations internally following the termination of the Troon management agreement.

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

(5)           The working capital advances between our parent and us are non-interest bearing. Our parent has agreed not to request or demand payment prior to January 2008 at which point we may extend the date to request or demand payment.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Financial Statements and Supplementary Data starting on page 32.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management assesses the costs and benefits of such controls and procedures based upon the prevailing facts and circumstances, including management’s reasonable judgment of such facts. As we neither controlled nor managed the Resort prior to July 15, 2004, our disclosure controls and procedures with respect to such persons and entities were necessarily more limited than those we maintain with respect to our own corporate operations. On July 15, 2004, we took title to the Resort; however, despite the fact that our amended management agreement with Westin provided us with heightened control and access to information, we did not directly assemble the financial information for the Resort (although we have taken steps that we deem to be reasonable under the circumstances to seek to verify such financial information) and consequently, our disclosure controls and procedures with respect to the Resort, while strengthened, were necessarily more limited than those we maintain with respect to our own corporate operations. Since July 15, 2004, we have focused upon integrating operations at the Resort into our disclosure controls and procedures and internal control procedures. In particular, those controls and procedures have been updated to account for the challenges presented by the increased size and scope of our operations now that we own the Resort.  Effective January 1, 2007, we implemented a new general ledger accounting software package, or GL software, at the Resort to replace the former GL software of which the majority of the financial reports were proprietary to Westin.  Our new GL software, know as Aptech, was used at the Resort prior to July 15, 2004 when Westin required that the Resort adopt their GL software so the accounting staff is familiar with the process and procedures in operating the new GL software.  We do not currently believe that the change in the GL software will materially change our control over financial reporting or our disclosure controls and procedures.

The integration of a new business of significant size and scope of operations increases the risk that conditions may have been introduced that we did not anticipate in our design of our systems of control. Any pre-existing deficiencies in the predecessor owner’s financial systems, processes and related internal controls increase the risk that the historical unaudited financial statements of the Resort’s operations and cash flows which the predecessor owner has provided to us may not be accurate. We have out of necessity placed a certain amount of reliance on the historical financial information and reports of the Resort’s predecessor owner for the periods prior to July 16, 2004, and relied on the information provided by Westin as manager of the Resort until October 31, 2006. The integration process and the valuation procedures carried out by us in connection with taking title to the Resort prevented the Company from filing the pro-forma and related financial information related to the Resort within the timeframes specified under SEC rules. We have implemented some and continue to work towards implementing various initiatives intended to continue to improve our internal controls and procedures and disclosure controls and procedures, especially to address the systems and personnel issues raised in the course of taking title to the Resort and assuming management of the Resort.

As of December 31, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, Vice President and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Management concluded that as of December 31, 2006 our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our Exchange Act reports. Except as described above, there have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out our evaluation.

There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

Termination of Westin Management Agreement

On July 15, 2004, we entered in to a Management Agreement with Westin.  The Management Agreement provided, among other things, that Westin would manage the Resort.  By mutual agreement, on September 28, 2006, we entered in to a Termination and Release Agreement (the “Termination Agreement”) with Westin pursuant to which we and Westin agreed to terminate the Management Agreement as of October 31, 2006 (the “Termination Date”).  In addition to the termination of the Management Agreement, the Termination Agreement provides that (i) on or prior to October 3, 2006, we or GTA shall deposit $600 in the Resort’s operating account (which we did)  to be used in part to pay to Westin certain fees and charges accrued under the Management Agreement and which are expected to approximate this amount; (ii) on or prior to the earlier of March 31, 2008, or sale of the Resort by us, we will pay to Westin the termination fee provided under Section 4.4.2 of the Management Agreement calculated as of the Termination Date, estimated at $5,600; and (iii) Westin shall permit us to continue to access Westin’s “SAP” accounting system (which they have) for the operation of the Resort until March 31, 2007 for a total charge of $6,000.  The owner plans to independently manage the Resort as of the Termination Date and no longer use the Westin brand or their reservation system.

The foregoing summary of the material terms of the terminated Management Agreement does not purport to be complete and is qualified in its entirety by reference to the Management Agreement, which is filed as Exhibit 10.4 to our Current Report on Form 8-K filed on July 29, 2004, and the Termination Agreement, which is filed as Exhibit 10.13 to our current report on Form 8-K filed October 3, 2006.

Amendment of Parcel F Defense and Escrow Agreement

On December 28, 2006, we together with GTA and GTA, LP entered into a First Amendment to Defense and Escrow Agreement (the “Amendment”) with GHR and the Escrow Agent.  The Amendment, among other things, amends the distributions from a sale of Parcel F under the Defense and Escrow Agreement to reduce the distributions to us by $10and to reduce the distributions to GTA, LP by $700.  The Amendment also provides that, in the event that the purchaser of Parcel F (“Parcel F, LLC”) receives a return of its earnest money deposit pursuant to an Amended and Restated Agreement for the Sale and Purchase of Real Property - Parcel F between GHR and Parcel F, LLC, dated June 29, 2004 (as amended), the GHR shall receive an offsetting payment of the lesser of $200, or the amount of earnest money returned to Parcel F, LLC.  The Defense and Escrow Agreement was included as Exhibit 10.2 to GTA’s Current Report on Form 8-K which was filed on July 29, 2004.

In connection with the execution of the Amendment, GTA and Elk Funding entered into the Loan Satisfaction Agreement which provided, among other things, that when GHR receives $710 (which occurred on or about December 28, 2006)  pursuant to the terms of the Amendment (i) GTA’s obligations to Elk Funding under Note A shall be deemed to be paid in full and satisfied, (ii) the loan documents between GTA and Elk Funding shall be deemed terminated and neither party shall  have any further obligations under such documents and (iii) the Assignment of Defense and Escrow Agreement and the security interest created by such agreement shall be deemed terminated.  As further consideration for the satisfaction of Note A, GTA consented to the extension of the closing deadline pursuant to the Second Amendment to the Amended and Restated Agreement for Sale and Purchase of Real Property — Parcel F between GHR and Parcel F, LLC. Elk Funding also consented to the Amendment as part of the Loan Satisfaction Agreement.  Note A, made in the principal amount of $700, was secured by the Assignment of Defense and Escrow Agreement between GTA and Elk Funding.  Note A, Note B (which was previously repaid by GTA) and the loan agreement relating to both notes were included as Exhibit 10.7 to GTA’s Current Report Form 8-K which was filed on July 29, 2004.

The Amendment was included as Exhibit 10.2.2 to our Current Report on Form 8-K filed on January 4, 2007.  The description of the Amendment and the Loan Satisfaction Agreement are qualified in their entirety by the contents thereof.

On December 28, 2006, Note A was deemed satisfied, the obligations of the parties under the related loan documents were deemed terminated, and the Assignment of Defense and Escrow Agreement and the security interest created by such agreement were deemed terminated.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is information about the members of our Audit Committee and our executive officers. Due to the fact that we are a limited liability company, we are sole member managed by Golf Trust of America, Limited Partnership through its general partner GTA GP, Inc.

Messrs. Jones, Reams, Wax, Loeb and Toor are members of our Audit Committee and directors of GTA. Each is deemed to be an independent director of GTA pursuant to the rules of the American Stock Exchange. Their terms as members of our Audit Committee track their respective terms as directors of GTA, unless they are removed by our sole member prior to the expiration of their respective terms. Messrs. Jones, Reams and Wax were appointed to our Audit Committee in 2004 and Messrs. Loeb and Toor were appointed to our Audit Committee in 2006.

			Current
			Term on GTA’s
			Board of Directors
Name	Age	Position	Expires
W. Bradley Blair, II	63	Chief Executive Officer and President; Director (GTA and GTA GP Inc.)	2008

R. Keith Wilt	54	Vice President	N/A

Scott D. Peters(1)	49	Chief Financial Officer, Senior Vice President and Secretary; Director (GTA and GTA GP Inc.)	(1)

Tracy S. Clifford(2)	38	Principal Accounting Officer, Controller and Secretary (GTA and GTA GP Inc.)	N/A

Raymond V. Jones	59	Audit Committee Member and Director (GTA)	2008

Fred W. Reams	64	Audit Committee Member and Director (GTA)	2009

Edward L. Wax	70	Audit Committee Member and Director (GTA)	2009

Jan H. Loeb	48	Audit Committee Member and Director (GTA)	2009

Nauman S. Toor	38	Audit Committee Member and Director (GTA)	2007

(1)             Resigned all positions effective February 5, 2007.

(2)             Formerly the Controller for GTA, appointed Principal Accounting Officer of GTA on February 6, 2007 and Secretary of GTA on February 20, 2007.

Biographical Information

W. Bradley Blair, II is our Chief Executive Officer and President. He has been one of our officers since 2002. He is also the Chief Executive Officer, President and Chairman of GTA’s Board of Directors. He has been an officer of GTA since its initial public offering in 1997 and has served as our Chief Executive Officer and President since 2002.  Mr. Blair has served as a member of the Board of Directors of NNN Healthcare/Office REIT, Inc. since September 2006.  From 1993 until GTA’s initial public offering in February 1997, Mr. Blair served as Executive Vice President, Chief Operating Officer and General Counsel for The Legends Group. As an officer of The Legends Group, Mr. Blair was responsible for all aspects of operations, including acquisitions, development and marketing. From 1978 to 1993, Mr. Blair was the managing partner at Blair Conaway Bograd & Martin, P.A., a law firm specializing in real estate, finance, taxation and acquisitions. Mr. Blair earned a Bachelor of Science degree in Business from Indiana University and a Juris Doctorate degree from the University of North Carolina at Chapel Hill Law School.

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

Scott D. Peters was our Chief Financial Officer and Secretary until his resignation on February 5, 2007. He was been one of our officers since 2002. He is also the Chief Financial Officer, Secretary and a member of GTA’s Board of Directors. He has been an officer of GTA since its initial public offering in 1997 and has served as our Chief Financial Officer and Secretary since 2002. Mr. Peters has been a board member of GTA since late 1999. In September 2004, Mr. Peters accepted a position as the Executive Vice President, Chief Financial Officer and a member of the board of managers at Triple Net Properties in Santa Ana, California. Mr. Peters had also served as President and Chief Executive Officer of G REIT, Inc. since December 2005, having served as that company’s Executive Vice President and Chief Financial Officer since September 2004, and he has served as Chief Executive Officer and Chairman of the Board of NNN Healthcare/Office REIT, Inc. since September 2006. From 1992 through 1996, Mr. Peters was the Senior Vice President and Chief Financial Officer of Pacific Holding Company/LSR in Los Angeles, developer of a master-planned residential community and country club, from September 1992 to June 1996, and Senior Vice President and Chief Financial Officer of Castle & Cooke Properties, Inc., a real estate development subsidiary of Dole Food Company, from February 1988 to August 1992. Mr. Peters received a Bachelor of Arts degree in Accounting and Finance from Kent State University.

Tracy S. Clifford was appointed GTA’s Principal Accounting Officer and Secretary upon the resignation of Scott D. Peters, GTA’s Senior Vice President, Secretary and Chief Financial Officer, on February 5, 2007.  Ms. Clifford has been GTA’s Controller since September 1999.  Prior to her employment with GTA in September 1999, Ms. Clifford was the Accounting Manager for United Healthcare of Georgia, Inc. from May 1995 through February 1999 and Finance Director from March 1999 until  September 1999.  From June 1993 through April 1995, Mrs. Clifford was employed by North Broward Hospital District in Fort Lauderdale, Florida initially as Senior Accountant (June 1993 through January 1994) and subsequently as Accounting Manager (February 1994 through April 1995).  Mrs. Clifford is a Certified Public Accountant and worked as an auditor with Deloitte & Touche in Miami, Florida from 1991 to 1993.  She received a Bachelor of Science Degree in Accounting from the College of Charleston and a Masters Degree in Business Administration from Georgia State University.

Raymond V. Jones has been a member of our Audit Committee since 2004. Mr. Jones also serves as a member of GTA’s Board of Directors. From 1984 to 1994 he was Managing Partner of Summit Properties Limited Partnership before it went public in 1994. From 1994 until retiring in March 1998, Mr. Jones was the Executive Vice President of Summit Properties Inc. Summit was a publicly traded REIT listed on the New York Stock Exchange and was one of the largest developers and operators of luxury garden multifamily apartment communities in the Southeastern United States. While at Summit, Mr. Jones oversaw the development of 26 communities comprising nearly 6,500 apartment homes in Georgia, North Carolina, South Carolina and Ohio. Prior to 1984, Mr. Jones served as General Operations Manager for both the Charlotte and Houston divisions of Ryan Homes, Inc. Mr. Jones earned a Bachelor of Arts degree in Political Science from George Washington University.

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

Jan H. Loeb has been a member of our Audit Committee since November 2006. Mr. Loeb is currently a portfolio manager for Amtrust Capital Management, Inc., a position he has held since February 2005. From February 2004 through January 2005, Mr. Loeb was a portfolio manager for Chesapeake Partners. From January 2002 through December 2004, Mr. Loeb was a Managing Director of Jefferies & Company, Inc., an investment banking firm which is based in New York City. From 1994 through 2001, Mr. Loeb was a Managing Director of Dresdner Kleinwort and Wasserstein, Inc., an investment banking firm based in New York City which was formerly known as Wasserstein Perella & Co., Inc. Mr. Loeb also serves on the board of directors of American Pacific Corporation, a chemical and aerospace corporation and serves on the boards of numerous charitable organizations. Mr. Loeb holds a B.B.A. degree from Bernard M. Baruch College.

Nauman S. Toor has been a member of our Audit Committee since November 2006.  Mr. Toor has served as a Managing Director of Jefferies & Company, Inc., an investment banking firm which is based in New York City, since April 2001.  As of December 31, 2006, Mr. Toor left Jefferies to form his own registered investment advisory firm.  Mr. Toor started his career in investment banking with Kidder Peabody & Company in New York in 1990 and joined Jefferies & Company, Inc.’s investment banking group in 1994. Mr. Toor holds a Bachelor of Arts degree in economics from Ohio Wesleyan University and a Masters in Business Administration from Harvard Business School.

Committees

Audit Committee.   The board of directors has established an audit committee to oversee our financial reporting process on behalf of the board of directors. Mr. Jones is the chairman of our audit committee. Our audit committee consists of Messrs. Wax, Reams, Jones, Toor and Loeb each of whom is independent under the rules of the Amex. Each member of our audit committee also meets the criteria for independence set forth in Rule 10A-3(b)(1) under the Exchange Act of 1934, as amended. None of the members of our audit committee has participated in the preparation of our financial statements or those of our subsidiaries during the past three years, and all are able to read and understand fundamental financial statements. Our audit committee’s role is to select the independent public accountants, to review with the independent public accountants the plans and results of the audit engagement, to approve professional services provided by the independent public accountants, to review the independence of the independent public accountants, to consider the range of audit and non-audit fees and to review the adequacy of our company’s internal accounting controls. Our management has the primary responsibility for the financial statements and the reporting process including the systems of internal controls. In fulfilling its oversight responsibilities, our audit committee reviewed the audited financial statements with management including a discussion of the quality, not just the acceptability, of the accounting principles, the reasonableness of significant judgments, and the clarity of disclosures in the financial statements. Our audit committee reviewed with the independent auditors, who are responsible for expressing an opinion on the conformity of those audited financial statements with accounting principles generally accepted in the United States of America, their judgments as to the quality, not just the acceptability, of our accounting principles and such other matters as are required to be discussed with our audit committee under generally accepted auditing standards. While financially literate under the applicable rules of the Amex, the members of our audit committee are not currently professionally engaged in the practices of accounting or auditing and are not all experts in the fields of accounting or auditing, including in respect of auditor independence. Members of our audit committee rely without independent verification on the information provided to them and on the representations made by management and our auditors, BDO Seidman, LLP. Accordingly, our audit committee’s oversight does not provide an independent basis to determine that management has maintained appropriate accounting and financial reporting principles or appropriate internal controls and procedures designed to assure compliance with accounting standards and applicable laws and regulations. Our audit committee’s reviews, considerations and discussions do not provide assurance that BDO Seidman’s audit of our financial statements was carried out in accordance with generally accepted auditing standards, that the financial statements are presented in accordance with accounting principles generally accepted in the United States of America or that our public accountants are in fact “independent.” Our audit committee operates pursuant to a written amended and restated charter approved by our board of directors.

Audit Committee Financial Expert.   Our “audit committee financial expert,” as defined by the rules of the Securities and Exchange Commission, is Mr. Fred W. Reams. Mr. Reams qualifies as an independent director pursuant to the standards of the American Stock Exchange. In addition:

(i)                                     Mr. Reams, who is an audit committee financial expert, will not be deemed expert for any purpose, including without limitation for purposes of section 11 of the Securities Act of 1933 (15 U.S.C. 77k), as a result of being designated or identified as an audit committee financial expert.

(ii)                                  The designation or identification of Mr. Reams as an audit committee financial expert does not impose on him any duties, obligations or liability that are greater than the duties, obligations and liability imposed on such person as a member of our audit committee and board of directors in the absence of such designation or identification.

(iii)                               The designation or identification of Mr. Reams as an audit committee financial expert does not affect the duties, obligations or liability of any other member of our audit committee or board of directors.

Other Committees. We may, from time to time, form other committees as circumstances warrant. No additional committees existed or were formed in the year ended December 31, 2006.

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

Until its termination on October 31, 2006, our management agreement with Westin provided that substantially all of the employees of the Resort are our employees, but were managed by Westin. As a result of this arrangement, we did not have direct control over these employees. Each employee at the Resort was subject to the Worldwide Code of Business Conduct and Ethics of Westin’s parent, Starwood Hotels & Resorts Worldwide, Inc, or Starwood. The text of Starwood’s code of conduct may be found on Starwood’s website. You may also obtain, without charge, a printed copy of the Starwood Code of Ethics by writing to our attention at 10 N. Adger’s Wharf, Charleston, South Carolina, 29401

.ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

We do not have a compensation committee.  The compensation program for the one officer that we pay (our other officers are paid by our parent, GTA) is discretionary and is designed and implemented by the Chief Executive Officer of our parent, W. Bradley Blair.

Compensation Objectives.   The objectives of our compensation structure are to:

1.                                       retain (to the extent necessary) and reward experienced, highly motivated officer(s) who are capable of effectively managing the on-site responsibilities of the ongoing corporate operations of the Resort through to a sale of the Resort or longer term strategic plan; and

2.                                       reward and encourage officer activity that results in enhanced performance results of the Resort and/or our company.

Elements of Compensation.   Each element of compensation is designed to reward different performance goals, yet have the components work together to satisfy the ultimate goal of enhancing stockholder value in the context of the plan of liquidation. The elements of principal officer compensation are:

1.                                       Base salary.  Base salaries for our officer(s) are established based on their performance of their basic job description and through the performance of assigned responsibilities;

2.                                       Cash bonuses.  Cash bonuses reward the officer(s) for commendable performance of specially designated tasks or outstanding performance of assigned responsibilities pertaining to the sale of the Resort or real estate opportunities exceeding Mr. Blair’s expectations.  These bonuses are discretionary and are not awarded based on a formula or a specific time frame.

3.                                       Defined contribution plan.  We have a 401(k) savings/retirement plan, which permits our eligible employees to defer up to 80% of their annual compensation, subject to certain limitations imposed by the Internal Revenue Code.  The employees’ elective deferrals are immediately vested and nonforfeitable upon contribution to the 401(k) plan.  We current offer a discretionary contribution matching policy of up to 50% of the first 6% invested by the employee.

4.                                       Other elements.  We contribute approximately 70% towards the cost of our officer(s)’ and their spouses’ and childrens’ health, dental and optical insurance.  We also provide to our officer(s) at our sole cost life insurance coverage.

We are a single member limited liability company and do not have any stock. Our membership interests are not publicly traded; therefore, all required tables related to stock awards of options and grants have been omitted.  We also do not have a pension plan or a board of directors; therefore, required tables for these items are omitted as well.

Summary Compensation Table

The following tables set forth the remuneration paid, distributed or accrued by us during the years ended December 31, 2006, 2005 and 2004 to our executive officers.

							Change in
							Pension Value
							and
							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation		Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)	($)		($)
W. Bradley Blair, II(1)	2006	$—	$—	$—	$—	$—	$—	$—		$—
Chief Executive Officer and	2005	—	—	—	—	—	—	—		—
Chairman of the Board	2004	—	—	—	—	—	—	—		—
Scott D. Peters (1)	2006	—	—	—	—	—	—	—		—
Chief Financial Officer, Senior	2005	—	—	—	—	—	—	—		—
Vice President and Secretary	2004	—	—	—	—	—	—	—		—
Tracy S. Clifford (1)	2006	—	—	—	—	—	—	—		—
Principal Accounting Officer	2005	—	—	—	—	—	—	—		—
and Secretary	2004	—	—	—	—	—	—	—		—
R. Keith Wilt (2)	2006	110,841	15,000	—	—	—	—	$106,049	(2)(3)	231,890
Vice President	2005	99,034	—	—	—	—	—	20,541		119,575
	2004	43,542	10,000	—	—	—	—	8,973		62,515

(1)             Messrs. Blair and Peters and Ms. Clifford are not compensated directly by us for services as our executive officers; however, they receive compensation from GTA for service as its executive officers. In his capacity as President and Chief Executive Officer of GTA, total annual compensation of approximately $247,000 $232,000 and $1,492,000 for the years ended December 31, 2006, 2005 and 2004, respectively, was paid or accrued to Mr. Blair. In his capacity as Chief Financial Officer, Secretary and Vice President of GTA, total annual compensation of approximately $171,000, $80,000 and $494,000 for the years ended December 31, 2006, 2005 and 2004, respectively, was paid or accrued to Mr. Peters.   In her capacity as Controller of GTA, total annual compensation of approximately $157,000, $110,000 and $107,000 for the years ended December 31, 2006, 2005 and 2004, respectively was paid or accrued to Ms. Clifford.

(2)             Mr. Wilt was the Vice President, Treasurer and Principal Financial Officer of GHR, and he is presently our Vice President. Mr. Wilt received total compensation of $52,000 from GHR during the period from January 1, 2004 through July 15, 2004.  Mr. Wilt also has a severance agreement with GTA to which we are not a party. Pursuant to this severance arrangement, Mr. Wilt will receive a benefit worth approximately $83,000 in connection with the sale of the Resort.

(3)             Includes annual health and life insurance premiums and 401K contributions of $23,549 and $20,541 for the years ended December 31, 2006 and 2005, respectively, and $8,973 for the period July 16, 2004 to December 31, 2004 paid by us on behalf of Mr. Wilt.

We do not grant options or similar rights to our officers, and we do not have any equity compensation plans. In addition, we are not parties to employment agreements with our officers, but Messrs. Blair and Peters have employment agreements with GTA which are discussed in detail in GTA’s filings with the SEC.

We do not compensate our Audit Committee members for service in this capacity. GTA pays its independent directors (Messrs. Jones, Reams, Wax, Loeb and Toor) fees for their services as directors. GTA’s independent directors receive annual compensation of $10,000 plus a fee of $1,000 for attendance at each meeting of the board of directors of GTA (whether in person or telephonically), and $500 for attending each GTA committee meeting. GTA directors who are not independent directors are not paid any director fees. GTA reimburses the members of its Board of Directors for their reasonable and documented out-of-pocket travel expenses.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a)                                  Transactions with Management and Others

None.

(b)                                 Certain Business Relationships

Mr. Blair and Ms. Clifford are executive officers of our parent, GTA. Mr. Peters was an executive officer of our parent until his resignation effective February 5, 2007.  We owe GTA’s subsidiary, GTA, LP, $39 million pursuant to a promissory note and loan agreement relating to the Resort.

(c)                                  Indebtedness of Management

None.

(d)                                 Transactions with Promoters

Not applicable.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

BDO Seidman, LLP served as our independent registered accounting firm for the years ended December 31, 2006 and 2005.

The following fees were incurred for BDO Seidman, LLP’s services related to our years ended December 31, 2006 and 2005.

Audit Fees: approximately $167,000 and $246,000 for the fiscal years ended December 31, 2006 and 2005 for professional services rendered for the audit of our annual financial statements, review of the financials statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the auditors in connection with statutory filings or engagements for those fiscal years.

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

INDEX TO FINANCIAL STATEMENTS

Financial Statements of GTA-IB, LLC and Golf Host Resorts, Inc. and Subsidiary—Predecessor Financial Statements
Report of Independent Registered Public Accounting Firm—BDO Seidman, LLP
Report of Independent Registered Public Accounting Firm—BDO Seidman, LLP
Combined Balance Sheets as of December 31, 2006 and December 31, 2005
Combined Statements of Loss and Changes in Member’s Deficit for the year ended December 31, 2006 and for the year ended December 31, 2005

Combined Statement of Cash Flows for the year ended December 31, 2006, the year ended December 31, 2005 and the Period July 16, 2004 to December 31, 2004, and Consolidated Statements of Cash Flows (Predecessor Basis) for the Period January 1, 2004 to July 15, 2004.

Notes to Combined/Consolidated Financial Statements
Introduction to Financial Statements of the Rental Pool Lease Operation—Historical Summary
Financial Statements of the Rental Pool Lease Operation
Report of Independent Registered Public Accounting Firm—BDO Seidman, LLP

Balance Sheet—Distribution Fund as of December 31, 2006 and 2005
Balance Sheet—Maintenance Escrow Fund as of December 31, 2006 and 2005
Statements of Operations—Distribution Fund for the years ended December 31, 2006, 2005 and 2004
Statements of Changes in Participants’ Fund Balances—Distribution fund for the years ended December 31, 2006, 2005 and 2004
Statements of Changes in Participants’ Fund Balances—Maintenance Escrow Fund for the years ended December 31, 2006, 2005 and 2004
Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Sole Member and Sole Manager of
GTA-IB, LLC

We have audited the accompanying combined balance sheets of GTA-IB, LLC and affiliates (a wholly owned subsidiary of Golf Trust of America, Inc., collectively “the Company”) as of December 31, 2006 and 2005, and the related combined statements of operations, changes in member’s deficit and cash flows for the years ended December 31, 2006  and 2005 and for the period from July 16, 2004 (inception) to December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the combined financial statements referred to above present fairly, in all material respects, the financial position of GTA-IB, LLC and affiliates at December 31, 2006 and 2005, and the results of their operations and their cash flows for the years ended December 31, 2006 and 2005 and the period from July 16, 2004 (inception) to December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

The accompanying combined financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered a loss from operations for the period from July 16, 2004 (inception) to December 31, 2006, and at December 31, 2006 had deficiencies in working capital and equity that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO Seidman, LLP
Charlotte, North Carolina March 30, 2007	BDO Seidman, LLP

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

GTA-IB, LLC
COMBINED BALANCE SHEETS
AS OF DECEMBER 31, 2006 AND 2005
(in thousands)

	December 31,
	2006	2005
Assets
Current assets:
Cash	$932	$1,519
Accounts receivable trade, net	2,115	2,812
Other receivables	354	247
Inventories and supplies	1,329	1,381
Prepaid expenses and other	566	532
Total current assets	5,296	6,491
Intangibles, net	14,906	16,635
Property and equipment, net	27,280	28,322
Other assets	1,892	2,647
Total assets	$49,374	$54,095

Liabilities
Current liabilities:
Accounts payable	$2,584	$2,008
Accrued payroll costs	1,182	1,554
Other payables and accrued expenses	1,763	1,833
Deposits	2,212	2,438
Troon supplemental fee	800	752
Westin termination fee	5,594	5,147
Current portion of long-term refurbishment	1,424	1,073
Current portion of capital lease obligations	344	336
Total current liabilities	15,903	15,141
Due to parent	42,343	42,216
Deferred revenue	1,221	825
Deferred management fees	—	204
Refurbishment obligation, net of current portion	2,830	3,574
Capital lease obligations, net of current portion	428	625
Other long term liabilities	—	—
Total liabilities	62,725	62,585
Commitments and contingencies
Member’s deficit	(13,351)	(8,490)
Total liabilities and member’s deficit	$49,374	$54,095

See notes to combined/consolidated financial statements.

GTA-IB, LLC
COMBINED STATEMENTS OF LOSS AND CHANGES IN MEMBER’S DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2006 AND  2005, AND FOR THE PERIOD JULY 16, 2004
(INCEPTION) TO DECEMBER 31, 2004 AND CONSOLIDATED STATEMENTS OF LOSS AND CHANGES IN
ACCUMULATED DEFICIT (PREDECESSOR BASIS) FOR THE PERIOD JANUARY 1, 2004 TO JULY 15, 2004
(in thousands)

	For the year ended December 31,		For the period,
	2006	2005	7/16/04 to 12/31/04	1/1/04 to 7/15/04
Revenues
Hotel	$13,407	$13,335	$4,356	$6,672
Food and beverage	11,896	11,557	4,445	5,824
Golf	13,925	13,352	4,248	7,334
Other	2,613	3,637	1,174	2,793
Total revenues	41,841	41,881	14,223	22,623
Expenses
Hotel	11,139	11,411	4,138	5,611
Food and beverage	8,742	8,140	3,238	4,648
Golf	7,655	7,620	3,173	4,250
Other	10,554	9,902	4,100	4,903
General and administrative	5,026	4,744	2,096	2,803
Depreciation and amortization	2,036	2,479	1,249	1,626
Total expenses	45,152	44,296	17,994	23,841
Operating loss	(3,311)	(2,415)	(3,771)	(1,218)
Interest expense, net	(1,550)	(1,635)	(669)	(5,127)
Net loss	(4,861)	(4,050)	(4,440)	(6,345)
Dividend requirements on preferred stock	—	—	—	(139)
Net loss attributable to common stockholder/member	(4,861)	(4,050)	(4,440)	(6,484)
Deficit, beginning of period	(8,490)	(4,440)	—	(66,772)
Deficit, end of period	$(13,351)	$(8,490)	$(4,440)	$(73,256)

See notes to combined/consolidated financial statements.

GTA-IB, LLC
COMBINED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005 AND
FOR THE PERIOD JULY 16, 2004 (INCEPTION) TO DECEMBER 31, 2004, AND
CONSOLIDATED STATEMENTS OF CASH FLOWS (PREDECESSOR BASIS)
FOR THE PERIOD JANUARY 1, 2004 TO JULY 15, 2004
(in thousands)

	For the year ended December 31,		For the period,
	2006	2005	7/16/04 to 12/31/04	1/01/04 to 07/15/04
Cash flows from operating activities:
Net loss	$(4,861)	$(4,050)	$(4,440)	$(6,345)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,357	3,801	1,868	1,626
Provision for bad debts	363	29	40	54
Loss on disposal of property and equipment	—	10	—	—
Amortization of refurbishment costs	—		—	586
Non-cash interest incurred on certain long term obligations	1,177	1,169	433	—
Changes in operating assets and liabilities:
Decreases (increases) in:
Restricted cash	—		—	(1,001)
Accounts receivable and other receivables	227	(1,191)	(445)	154
Inventories and supplies	52	(229)	(231)	266
Prepaid expenses and other	11	(25)	(55)	(178)
Increases (decreases) in:
Cash overdraft		—	—	2,120
Accounts payable and deferred management fees	373	(757)	426	(1,411)
Accrued payroll costs	(372)	407	411	(239)
Accrued interest	(12)	(7)	91	5,454
Other payables and accrued expenses	(58)	214	(574)	(782)
Deposits and deferred revenue	170	1,014	1,202	(780)
Due to related parties	—	—	—	1,400
Cash provided by (used in) operating activities	427	385	(1,274)	924
Cash flows provided (used in) investing activities:
Cash acquired in Settlement	—	—	1,705	—
Purchases of property and equipment	(454)	(695)	(439)	(924)
Net cash provided by (used in) investing activities	(454)	(695)	1,266	(924)
Cash flows from financing activities:
Payments on debt and capital lease obligations	(1,397)	(1,053)	(160)	—
Borrowings from parent	837	1,050	2,000	—
Net cash provided by (used in) financing activities	(560)	(3)	1,840	—
Net increase (decrease) in cash	(587)	(313)	1,832	—

Cash on hand, beginning of period	1,519	1,832		—
Cash and cash equivalents, end of period	$932	$1,519	$1,832	$—
Supplemental disclosures:
Interest paid	$360	$480	$389	$212
Equipment acquired under capital leases	137	414	67	972
Satisfaction of preferred stock dividend requirement through the intercompany account	—	—		139

See notes to combined/consolidated financial statements.

GTA-IB, LLC

NOTES TO COMBINED FINANCIAL STATEMENTS

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

The Company entered into a Settlement Agreement dated July 15, 2004 (the “Settlement Agreement”) with the Operating Partnership and GHR, Golf Hosts, Inc., Golf Host Management, Inc., Golf Host Condominium, Inc. and Golf Host Condominium, LLC. The Settlement Agreement resolved a number of issues between the parties, including GHR’s default under the $79 loan made by the Operating Partnership to GHR in June 1997. As part of the Settlement Agreement, the Company took ownership of the Resort on July 15, 2004. In connection with the Settlement Agreement, the Company entered into a management agreement with Westin Management Company South (“Westin”), which provides for Westin’s management of the Resort, and Westin and Troon Golf L.L.C. (“Troon”) entered into a facility management agreement providing for Troon’s management of the golf facilities at the Resort.  The current status of (i) the management agreement with Westin and (ii) the facility management agreement with Troon are discussed in Notes 10 and 12 below.  In connection with the Settlement Agreement, the Company assumed control and operation of the Rental Pool Lease Operations at the Resort (the “Rental Pool”).  The Rental Pool was operated and controlled by GHR prior to that time. On a year-to-year basis, approximately 500 of the 938 condominium units at the Resort are leased by the Company from the condominium owners and used as hotel accommodations for the Resort pursuant to rental pool lease arrangements. The Company is the lessee under these rental pool lease operation agreements.  Those agreements provide that the Company will distribute a percentage of room revenues to participating condominium owners who permit the Company to lease their units as hotel accommodations.

The Operating Partnership had previously entered into an agreement with GHR and the prospective purchaser of  Parcel F. This agreement, commonly known as the Parcel F Development Agreement, was executed on March 29, 2004 and amended on August 10, 2005 to add the Company as a party. The Parcel F Development Agreement includes the terms and conditions pursuant to which Parcel F may be developed, and includes restrictions on GHR, the owner of Parcel F, which are designed to avoid interference with the ongoing operations of the Resort.  The Parcel F Development Agreement also contains provisions which the Company believes will increase the Operating Partnership’s ability to better manage the location of the access road for Parcel F.

GTA is presently in the process of liquidating pursuant to a plan of liquidation approved by its stockholders on May 22, 2001.

The settlement described above, pursuant to which the Company took title to the Resort, was accounted for using methods consistent with purchase accounting in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. Accordingly, the Company, with the assistance of its then independent financial advisor, recorded the tangible and identified intangible assets of the Resort at their respective fair values. The long-term liabilities of the Resort were stated at their fair value based on net present value calculations. See Note 5 for further discussion.  The settlement amount was allocated to the assets acquired, including the liabilities accrued as of July 15, 2004, based upon their estimated fair values as of that as indicated below:

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

2. Going Concern

As of December, 2006, the Resort has a working capital deficit of approximately $10,607.  This working capital deficit resulted primarily from the reclassification of the Westin termination fee of $5,594 and the Troon supplemental fee of $800 from long term to short term obligations.   Before this reclassification, the Resort had a working capital deficit of approximately $4,213.  The Resort’s member deficit at December 31, 2006 is approximately $13,351. The Resort reported a net loss of approximately $4,861 for the year ended December 31, 2006.  The Resort continues to experience seasonal fluctuations in its net working capital position due to the seasonality of the golf industry in Florida. This seasonality impacts our liquidity. In particular, there is generally more available cash during the winter months, specifically in the first quarter. Cash generally becomes very limited in the late summer months. Revenues generally decline at the Resort during the summer months because the hot Florida weather makes the Resort less appealing for group golf outings and vacation destination golfers. Additionally, tropical storm weather patterns, such as the hurricanes experienced in Florida in 2004 and those that affected the southeast coast in 2005, negatively impacted revenues for the Resort in the late summer-early fall season of 2005 and 2006 as groups and guests were hesitant to book reservations on the southeast coast during the hurricane season. Weather-related concerns may continue to negatively impact reservations in comparable periods (July through September) of subsequent years. The Resort uses seasonal pricing (peak, shoulder and off-peak) to maximize revenues. Generally, the Resort’s only source of cash is from its operations, if any. While certain steps have been taken in an effort to improve the long-term financial performance of the Resort since we assumed title to the Resort on July 15, 2004, current projections indicate an operational cash flow shortfall of up to $1,000 in the aggregate is likely to occur by late summer/early fall 2007.  Further, now that the Westin Management Agreement is terminated, we have begun the capital improvement project of upgrading the technological infrastructure of the Resort and replacing certain components which were proprietary to Westin. Our projections indicate that the replacement of these components could require us to make an investment in the range of $1.0 to $2.0 million.  GTA management continues to work diligently with the Resort’s management team to identify opportunities to improve the cash flow situation at the Resort. GTA is currently seeking a buyer for the Resort pursuant to its stockholder-approved plan of liquidation. GTA made intercompany advances to the Resort to support working capital needs in the amounts of $2,000, $400, $650, $600 and $120 in July 2004, September 2005, November 2005, October 2006 and February 2007, respectively. Further, GTA funded approximately $203 and $33 for the beginning phase of the technological infrastructure capital investment in October 2006 and November 2006, respectively.  The $33 funded in November 2006 and the $120 funded in February 2007 was repaid to GTA by the Company in March 2007. In the event that the Resort is not sold, it may become necessary for the Resort to seek further cash infusion from GTA, if available, or to seek some other form of financing (which we are currently pursuing) or equity investment to seek to insure the Company’s ongoing viability through the consummation of the liquidation.  There are no assurances that GTA, or any affiliate, will have the ability to provide future funding to the Resort, nor are there any assurances that the Company will be able to obtain financing which will allow the Company to remain viable.

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

The predecessor owner’s consolidated financial statements include the accounts of Golf Host Resorts, Inc. and Golf Host Condominium, Inc.All significant intercompany account transactions and account balances have been eliminated in consolidation.

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

Trade Accounts Receivable

Trade accounts receivable represents amounts due from Resort guests and is net of allowances of approximately $16 and $10 for doubtful accounts at December 31, 2006 and 2005, respectively. Groups with a recent prior direct billing positive history with the Resort are granted credit for billing. If a group has not been to the Resort within the past two years, an updated credit evaluation is conducted. The Company requires a deposit of approximately 25% of the total estimated contracted revenue. Additional deposits may be required depending on the outcome of the credit evaluation. Terms are negotiable by group contract but invoices are typically due 30 days from the receipt of invoice.

Westin, while manager, and the Company’s management review accounts receivable monthly to determine if any receivables are uncollectible. Any receivable considered to be uncollectible is included in the allowance for doubtful accounts. After all attempts to collect the receivable have failed, the receivable is written off against the allowance. The provision for doubtful accounts and the write-off net of recoveries for the respective periods are illustrated in the table below.

				Predecessor Basis
	Year ended December 31, 2006	Year ended December 31, 2005	Period 7/16/04 to 12/31/04	Period 1/1/04 to 7/15/04
Provision for bad debt expense	$363	$29	$40	$54

Write-offs net of recoveries	$357	$79	$59	$4

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

Impairment of Long-Lived Assets

The Company periodically reviews its long-lived assets for impairment by comparing the carrying values of the assets with their estimated future undiscounted cash flows. If it is determined that an impairment loss has occurred, the loss is recognized during that period. The impairment loss is calculated as the difference between asset carrying values and fair value as determined by prices of similar items and other valuation techniques (discounted cash flow analysis), giving consideration to recent operating performance and pricing trends. There were no significant impairment losses related to long-lived assets for the years ended December 31, 2006, 2005 and 2004. A subsequent determination that the property, plant and equipment assets are impaired, however, could have a significant adverse impact on the Company’s results of operations or financial condition.

Intangible assets

The Company evaluates intangible assets for impairment annually or if a significant event occurs or circumstances change. Factors the Company considers important, which could indicate impairment, include the following: (1) significant under-performance relative to historical or projected future operating results; (2) significant changes in the manner of the Company’s use of the acquired assets or the strategy for the Company’s overall business; and (3) significant negative industry or economic trends. During the fourth quarter of 2006, the Company completed its annual intangible impairment assessment, and based on the results, the Company determined that no impairment of intangible existed at December 31, 2006, and there have been no indicators of impairment since that date. A subsequent determination that these assets are impaired, however; could have a significant adverse impact on the Company’s results of operations or financial condition.

Advertising

Advertising costs are expensed as incurred. Advertising costs for the respective periods were as follows:

				Predecessor Basis
	Year ended December 31, 2006	Year ended December 31, 2005	Period 7/16/04 to 12/31/04	Period 1/1/04 to 7/15/04
Advertising expenses	$1,173	$998	$409	$655

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

Predecessor Owner - Parent Company Allocations and Advances

GHR reimbursed GHI for administrative and other expenses based on estimated time and expenses incurred. Amounts charged were approximately $341 for the period January 1, 2004 to July 15, 2004. GHR also received cash advances from GHI to fund cash flow shortages.

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

The membership initiation fees at the Resort are nonrefundable and are initially recorded when received as deferred revenue and amortized over the average life of a membership which, based on historical information, is deemed to be ten years for full golf memberships and five years for resort, executive and tennis memberships.

Predecessor Owner - Interest Expense, Net

The Company’s cash management policy is to utilize cash resources to minimize net interest expense, through either temporary cash investments or reductions in existing interest-bearing obligations. Accordingly, temporary cash investments and interest income vary from period to period. Interest expense is net of interest income of approximately $16 for the period January 1, 2004 to July 15, 2004.

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

4. Property and Equipment

Property and equipment as of December 31, 2006 and 2005 consists of the following:

	December 31,
Category	2006	2005
Land	$1,968	$1,968
Buildings	14,734	14,722
Golf course improvements	7,552	7,533
Machinery and equipment	6,761	6,230
	31,015	30,453
Less accumulated depreciation and amortization	(3,735)	(2,131)
	$27,280	$28,322

Included in machinery and equipment is certain equipment including golf course maintenance equipment, vehicles and telecommunications equipment that are recorded under capital leases and that have a net book value at December 31, 2006 and 2005 of approximately $793 and $1,006, respectively. Depreciation expense of approximately $1,628, $1,528, $1,307 and $606 was recorded for the years ended December 31, 2006 and 2005, the period from January 1 to July 15, 2004, and  the period from July 16 to December 31, 2004, respectively.

5. Intangibles and Other Assets

Intangible assets represent the value of the following contractual relationships that existed at July 15, 2004: the trademark and trade name of “Innisbrook;” the Rental Pool; the guest room bookings; the club memberships; and the water contract that provides irrigation water for the golf courses at no charge up to certain specified levels. The intangible assets are being amortized over the specific term or benefit period of each related contract.

		December 31,
Intangible Assets	Amortization Period	2006	2005

Water Contract	None since renewable in perpetuity	$2,300	$2,300
Rental Pool	89.5 months	9,870	9,870
Guest Bookings	Less than 24 months	1,100	1,100
Club Memberships	144 months	4,400	4,400
Trade Name	None since renewable in perpetuity	2,500	2,500
		20,170	20,170
Less accumulated amortization		(5,264)	(3,535)
		$14,906	$16,635

Amortization expense amounted to approximately $1,729 for the year ended December 31, 2006, $2,273 for the year ended December 31, 2005 and $1,262 for the period from July 16, 2004 to December 31, 2004. Amortization for the predecessor owner was approximately $467 for the period January 1, 2004 to July 15, 2004. Of these amounts, approximately $1,321, $1,321 and $619  for the year ended December 31, 2006, 2005 and the period July 16, 2004 to December 31, 2004, respectively, are included in hotel expenses and are not included in depreciation and amortization in the Statements of Operations. The intangible assets of the predecessor owner consisted of the Rental Pool refurbishment asset and the management agreement between Westin and the predecessor owner, which was amortized over twenty years on a straight-line basis.

Anticipated amortization expense for the next five years and thereafter is illustrated in the table below:

Year	Principal
2007	$1,688
2008	1,688
2009	1,688
2010	1,688
2011	1,688
Thereafter	1,666
Total	$10,106

Other assets include the Company’s interest in the net proceeds from the sale of Parcel F, a parcel of land located within the Resort.  The value of our primary long-lived asset, Parcel F, was reduced from $2,200, which was the derived value at July 15, 2004, to $1,490 due to the fact that $710 of this value was transferred to GTA pursuant to the terms of the an amended agreement with the owner of Parcel F.  Also included in other assets are certain design fees for the refurbishment program, utility deposits and club member initiation fees. The Company has a contractual right to be reimbursed for these design fees by the Rental Pool participants in the form of a deduction from the quarterly Rental Pool refurbishment payments.  Utility deposits remain on account and are refundable to the Company upon sale of the Resort.  The club initiation fees are paid by the club members quarterly, but in no event greater that two years from the date of membership activation.  The amount of initiation fees listed below represent the payments due greater than one year from the respective balance sheet dates.

	December 31,
Other Assets	2006	2005

Parcel F proceeds (estimated)	$1,490	$2,200
Refurbishment design fees	201	236
Utility deposits	155	155
Club initiation fess	44	56
Other	2	—
Total	$1,892	$2,647

6. Other Payables and Accrued Expenses

Other payables and accrued expenses consist of the following:

	December 31,
	2006	2005
Rental pool lease distribution payable	$831	$962
Taxes, other than income taxes	731	638
Accrued interest on refurbishment liability	72	84
Accrued audit fees	30	50
Other	99	99
	$1,793	$1,833

7. Due to Related Parties and Other Long-Term Liabilities

Due to related parties:

	December 31,
	2006	2005
Maturing on June 19, 2027, non-interest bearing mortgage note due to parent	$39,240	$39,240
Advances from the Company’s parent, net	3,103	2,976
	$42,343	$42,216

The Company’s parent has agreed that it will not request or demand repayment of the advances it has made to the Company prior to January 1, 2008.

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

In addition, the Company agreed to provide a refurbishment reimbursement to the respective condominium owners for units placed into the Rental Pool during 2005.  The owners of these units will be paid 25% of their refurbishment investment, with interest at 2.5% per annum.  The owners of these units currently receive interest and will receive principal payments beginning in 2008 and ending in 2012 for total principal payments of approximately $92.

The amortization charged to interest expense for the years ended December 31, 2006 and 2005 and the period from July 16, 2004 to December 31, 2004 was $682,  $768 and $248, respectively. The amortization expense for the period January 1, 2004 to July 15, 2004 was $585, and is included in Resort facilities expense. The net present value of this liability as of December 31, 2006 and 2005 is $4,254 and $4,647, respectively, of which $1,424 and $1,073, respectively, is included in current liabilities.

The corresponding benefit to the Resort from the MLA refurbishment program was included in the valuation of the rental pool intangible asset which is being amortized over the term of the current master lease agreement that expires in 2011. Minimum undiscounted principal payments on the MLA refurbishment program are as follows:

Year	Principal
2007	$1,424
2008	1,790
2009	2,150
Thereafter	69
$5,433
Less net present value discount	(1,179)
Total	$4,254

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

8. Line of Credit and Notes Payable — Predecessor Owner

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

GHR incurred interest expense of approximately $4,940 on the GTA, LP note payable during the period January 1, 2004 to July 15, 2004.

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

9. Leases

The Company leases equipment under capital and operating leases. Lease expense was approximately $287 for the year ended December 31, 2006, $302 for the year ended December 31, 2005,  $111 for the period July 16, 2004 to December 31, 2004, and $257 for the period January 1, 2004 to July 15, 2004. Future minimum lease payments under leases in excess of one year are as follows:

	Capital	Operating
2007	$401	$266
2008	341	195
2009	114	—
2010	2	—
Total	858	$461
Less amount representing interest	(86)
Total	772
Less current portion	344
Long-term portion	$428

10. Commitments and Contingencies

Claims and Lawsuits

The Company is subject to claims and lawsuits in the normal course of operations. Management does not believe that the ultimate resolution of such matters will materially impair operations or have an adverse effect on the Company’s financial position and results of operations.

Employee Benefit Plans

The Company maintains a defined contribution Employee Thrift and Investment Plan, which provides retirement benefits for all eligible employees, including employees of GTA-IB Operations, LLC, who have elected to participate. Employees must fulfill a 90-day service requirement to be eligible to participate in this plan. The Company currently matches one half of the first 6% of the contributions of each employee.  The Company made matching contributions of approximately $185 and $183 for the years ended December 31, 2006 and 2005, respectively and $77 for the period ended July 16 to December 31, 2004. The predecessor owner made matching contributions of approximately $94 for the period January 1, 2004 to July 15, 2004.

Westin Management Company South and Troon Golf L.L.C.

The Management Agreement between the Company and Westin provided that Westin will manage the Resort for a fee equal to 2.2% of the Resort’s gross revenue. Contemporaneously with the signing of the management agreement in July 2004, Westin entered into a management contract with Troon pursuant to which Troon was to manage the golf facilities of the Resort for a fee payable by the Company which equaled 2% of the Resort’s gross golf revenue.  The Company paid monthly management fees to Westin and Troon. By mutual agreement, on September 28, 2006, the Company, Westin and the Company’s parent, or “GTA”, as guarantor, entered a Termination and Release Agreement (the “Termination Agreement”), pursuant to which the Company, GTA, and Westin agreed to terminate the Management Agreement as of October 31, 2006 (the “Termination Date”).  In addition to the termination of the Management Agreement, the Termination Agreement provided that (i) on or prior to October 3, 2006, the Company or GTA would deposit $600 in the Resort’s operating account

(which GTA did) to be used in part to pay to Westin certain unpaid fees and charges which have accrued under the Management Agreement,  (ii) on or prior to the earlier of March 31, 2008, or any sale of the Resort by the Company and GTA, the Company will pay to Westin the termination fee of approximately $5,594, and (iii) Westin will permit the Company and GTA to continue to access Westin’s “SAP” accounting system for the operation of the Resort until March 31, 2007 (which they have) for a total charge of $6.  Subsequent to the termination of the Westin management contract, the Company and GTA have been managing the Resort operations internally.   The amortization charged to interest expense for the year ended December 31, 2006 and to the year ended December 31, 2005 is $447 and $353, respectively.

Troon Supplemental Fee

The July 15, 2004 facility management agreement between Westin and Troon, which the Company assumed as a result of the Westin termination, provides for the payment of a supplemental fee to Troon, subject to the terms and conditions set forth in that agreement, of $800. If not earlier terminated, the facility management agreement will expire in July 15, 2009.  The obligation, which is included in other long-term liabilities on the balance sheet, was recorded at its net present value on July 16, 2004. The net present value on that date was $682 (calculated at a discount rate of 7%).  Amortization of the discount is charged to interest expense ratably over the period through December 31, 2006. The amortization charged to interest expense for the yearsended December 31, 2006 and 2005 is $48 and $48 respectively and $248 for the period from July 16, 2004 to December 31, 2004. The net present value of this liability as of December 31, 2006 and 2005 is $800 and $752, respectively.  The Company had until November 30, 2006 to decide whether to assume or terminate the management agreement with Troon for Troon to continue to manage the golf facilities of the Resort.   The Company and Troon agreed to extend the facilities management agreement for ten day incremental periods subsequent to November 30, 2006.  See Note 12, Subsequent Events, for further discussion.

See Note 12 for further discussion regarding the status of the Troon management contract.

The payments made to Westin and Troon under their respective management agreements are reflected in the table below:

				Predecessor Basis
	Year ended December 31, 2006	Year ended December 31, 2005	Period 7/16/04 to 12/31/04	Period 1/1/04 to 7/15/04
Payments made to:
Westin	$784	$912	$316	$320
Troon	279	267	81	161
Total	$1,063	$1,179	$397	$481

.

Rental Pool Operations

Historically, GHR and the Company as GHR’s successor, have offered several different Rental Pool programs to the condominium owners. Effective January 1, 2002, GHR offered a new Master Lease Agreement (“NMLA”) which permitted all Rental Pool participants the opportunity to convert to the new agreement. Each condominium owner may elect to participate in either the NMLA or continue with a prior agreement. If an owner elected to participate in the NMLA, the owner is prohibited from returning to the any previous agreement. Effective January 1, 2003, all but one Rental Pool participant elected to convert to the NMLA. As of January 1, 2004, all condominium owners participating in the rental pool are participating pursuant to the NMLA. The NMLA provides for Adjusted Gross Revenues, as defined, to be divided 40% to the Innisbrook Rental Pool participants and 60% to GTA-IB, LLC. In addition, GTA-IB, LLC has agreed, as part of the NMLA, to reimburse Rental Pool participants in the NMLA for up to 50% of actual unit refurbishment costs beginning in 2005 through 2009, so long as the Rental Pool participation threshold, as defined, is maintained (see Note 7). In addition, for any unit refurbished and placed in the Rental Pool operation during 2005, the Company must reimburse the owner for 25% of the refurbishment costs plus interest at 2.5% per annum. Should the Company elect to terminate the NMLA before its expiration in 2011, all unpaid balances of refurbishment costs and related interest would be due and payable to the Participants. Distributions to the Rental Pool participants of approximately $4,808 and $4,966 for the years ended December 31, 2006 and 2005, respectively,  $1,556 for the period July 16, 2004 to December 31, 2004, and $2,499 for the period January 1, 2004 to July 15, 2004 are included in Other expenses on our financial statements.

Land Use Lawsuit

On March 10, 2005 in the Circuit Court of the Sixth Judicial Circuit, in and for Pinellas County, Florida, Civil Division, the Company filed a Motion to Intervene in the suit titled Innisbrook Condominium Association, Inc., C. Frank Wreath, Meredith P. Sauer, and Mark Banning, Plaintiffs (the “Plaintiffs”) vs. Pinellas County, Florida, Golf Host Resorts, Inc. and Innisbrook F LLC, Defendants (the “Defendants”), Case No. 043388CI-15 (the “Initial Land Use Lawsuit”). The Plaintiffs have filed a multi-count complaint seeking injunctive and declaratory relief with respect to the land use and development rights of a tract of undeveloped land located within the Resort commonly known as Parcel F. The Plaintiffs allege that there are no remaining development units (residential units) available to be developed within the Resort property. On March 29, 2005, the Company filed a Motion to Intervene as a defendant in the Initial Land Use Lawsuit in order to protect the Company’s property, and the Company’s land use and development rights with respect to Parcel F and its property. The court ruled in favor of all Defendants and against all Plaintiffs as to each count in both cases. Subsequent to the court’s oral rulings, defense counsel prepared a proposed final judgment which reflects the court’s factual findings and legal conclusions. On March 8, 2006, the court formally entered its final judgment on the record ruling in favor of the defendants on all counts and denying all claims asserted by the plaintiffs in both cases. On March 31, 2006, the plaintiffs in the consolidated cases filed a notice of appeal. The Second District Court of Appeal heard oral argument on February 4, 2007.  The Appeal Court affirmed the Circuit Court judgment in favor of the defendants on February 28, 2007 and denied the plaintiffs-appellants’ motion for attorney fees.   On March 13, 2007, the plaintiffs filed a motion for the Appeal Court to rehear their claims.   As of March 26, 2007, the Appeal Court has not yet responded to this motion.

As an intervenor in the Initial Land Use Lawsuit, we sought to obtain a ruling from the court which preserves and protects our property, the land use and development rights with respect to Parcel F and our property in order to maximize the value of those rights as they relate both to Parcel F and the Resort in general. We have referred to these two matters as the Land Use Lawsuits. See further discussion of the Land Use Lawsuits under the heading “Risk Factors” in Part I, Item 1A of this report.

In the event that the Court grants the plaintiffs request to rehear their claims and the defendants in the Land Use Lawsuits do not prevail in the rehearing, the owner of Parcel F might lose all or substantially all of its land use and development rights with respect to Parcel F. As a result, we might experience reduced club memberships at the Resort, and our ability to realize the benefits from proposed development of Parcel F would be adversely impacted. In addition, failure by the defendants to prevail in the Land Use Lawsuits could jeopardize our land use and development rights in the remaining units that we may have the opportunity to develop at the Resort if a court subsequently applies a similar interpretation of our rights with respect to those units. In that instance, we might lose all or substantially all of those rights with respect to the remaining units. As a result of a successful challenge to our land use and development rights relating to the remaining units at the Resort, our ability to develop the Resort would be adversely affected.

Property Tax Lawsuit

On December 10, 2004, the Company filed a lawsuit against the property appraiser of Pinellas County Florida, or Pinellas County, to challenge the 2004 and 2005 real estate assessment of the Resort property. Pinellas County filed a motion to dismiss the Company’s complaint for the 2004 tax year case, which was denied by the court. On December 11, 2006, the Company filed a complaint challenging the 2006 real estate tax assessments.  No trial date has been set for any of the three cases. If Pinellas County were to prevail, there would be no material adverse effect upon our financial statements, as the assessment is fully accrued and accounted for in our books and records.

11. Income Taxes

The Company is a single-member limited liability company, wholly owned by GTA-IB Golf Resorts, LLC. GTA-IB Golf Resorts, LLC is a wholly owned subsidiary of GTA, LP. The Company has not elected to be taxed as a corporation; therefore, the Company’s owner is responsible for income taxes on the Company’s accompanying operating income. Therefore, no provision or liability for federal or state income taxes has been included in the financial statements. If the Company had been taxed as a C corporation, the Company would have recognized deferred income tax assets resulting from operating losses and differences in the carrying amounts of assets and liabilities recorded for financial reporting purposes versus income tax purposes, and a corresponding valuation allowance of an equal amount.

Predecessor Owner — Income Taxes

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

12. Subsequent Events

Termination of Facility Management Agreement with Troon

On February 22, 2007, the Company and GTA sent Troon a notice of termination in regard to the Facilities Management Agreement pursuant to which Troon manages the golf operations at the Resort. The Company, GTA and Troon are in the process of negotiating the terms and conditions of the termination which the parties expect to be effective upon the conclusion of the respective negotiations and the execution of a termination agreement.  The Company intends to manage the golf operations internally following the termination of the Troon management agreement.

Land Use Lawsuits

The Second District Court of Appeal head oral argument on February 14, 2007.  The Appeal Court affirmed per curium, or by the whole court instead of just one judge, the Circuit Court judgment in favor of the Defendants on February 28, 2007 and denied the plaintiff-appellants’ motion for attorneys fees.  On March 14, 2007, the plaintiff-appellants filed motion requesting the Appeal Court  to rehear their claims.  The Appeal Court has not yet responded to this motion.  See Note 10 for further discussion.

Financing

The Company is currently negotiating the terms of  a three year non-revolving  credit facility with a Tampa community bank  for approximately $1,200.  The proceeds of which would be used to finance renovations at the Resort restaurants, information technology infrastructure upgrades and other property improvements  at the Resort and to cover short-term working capital shortfalls.  The three condominium units that the Company owns at the Resort will serve as collateral for this loan.  The Company is also seeking to obtain a revolving accounts receivable line of credit for at least $500.  However, there can be no assurance that the Company will enter into this loan facility or that the Company will be able to obtain an accounts receivable credit line.

RENTAL POOL LEASE OPERATION—HISTORICAL SUMMARY

The following financial statements of the Innisbrook Rental Pool Lease Operation (the “Rental Pool”) are for the years ended December 31, 2006, 2005 and 2004.

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

We have audited the accompanying balance sheets of the Innisbrook Rental Pool Operation (“Rental Pool”) as of December 31, 2006 and 2005, and the related statements of operations and changes in participants’ fund balances for the years ended December 31, 2006, 2005 and 2004. These financial statements are the responsibility of the Rental Pool’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Innisbrook Rental Pool Operation at December 31, 2006 and 2005, and the results of its operations and changes in the participants’ fund balance for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

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

March 30, 2007	/s/ BDO Seidman, LLP
Charlotte, North Carolina	BDO Seidman, LLP

Innisbrook Rental Pool Lease Operation

Balance Sheets—Distribution Fund

	December 31,
	2006	2005
Assets
Receivable from GTA-IB, LLC for distribution	$845,449	$918,324
Interest receivable from maintenance escrow fund	26,541	17,201
Total assets	$871,990	$935,525

Liabilities and participants’ fund balance
Due to participants for distribution	$660,155	$688,483
Due to maintenance escrow fund	211,835	247,042
Total liabilities and participants’ fund balances	$871,990	$935,525

See notes to financial statements.

Innisbrook Rental Pool Lease Operation

Balance Sheets—Maintenance Escrow Fund

	December 31,
	2006	2005
Assets
Cash	$234,274	$201,555
Certificates of deposit	1,900,000	1,595,000
Receivable from distribution fund	211,835	247,042
Supplies inventory	24,560	867
Interest receivable	34,552	17,767
Total assets	$2,405,221	$2,062,231

Liabilities and participants’ fund balances
Accounts payable	$20,844	$9,163
Construction retainage	—	6,048
Interest payable to distribution fund	26,541	17,201
Total liabilities	47,385	32,412
Carpet care reserve	74,891	54,424
Participants’ fund balances	2,282,945	1,975,395
Total liabilities and participants’ fund balances	$2,405,221	$2,062,231

See notes to financial statements.

Innisbrook Rental Pool Lease Operation

Statements of Operations—Distribution Fund

	For the years ended December 31,
	2006	2005	2004
Gross revenues	$13,089,070	$13,071,774	$10,658,131
Deductions:
Agents’ commissions	528,254	598,321	440,552
Credit card fees	302,460	309,696	251,418
Resort fees	303,955	89,773	—
Audit fees	25,000	25,000	25,000
Uncollectible room rents	41,609	28,253	18,602
Linen replacement	133,946	153,081	153,892
Rental pool complimentary fees	2,411	4,947	5,734
	1,337,635	1,209,071	895,198
Net revenues	11,751,435	11,862,703	9,762,933
Management fee	(7,050,860)	(7,117,622)	(5,857,759)
Income available for distribution	4,700,575	4,745,081	3,905,174
Adjustments to income available for distribution:
General pooled expenses, net of reimbursements	(9,883)	(3,275)	1,632
Corporate complimentary occupancy fees	29,558	21,177	22,601
Interest income/(expense)	(12,099)	(12,177)	(12,732)
Westin associate room fees	143,668	161,749	129,164
Occupancy fees	(1,231,804)	(1,394,757)	(1,089,288)
Advisory committee expenses	(186,305)	(199,478)	(196,083)
Net income available for distribution	3,433,710	3,318,320	2,760,468
Adjustments to net income available for distribution:
Occupancy fees	1,231,804	1,394,757	1,089,288
Life safety interest	—	—	—
Hospitality suite fees	4,559	8,989	6,192
Amount available for distribution to participants	$4,670,073	$4,722,066	$3,855,948

See notes to financial statements.

Innisbrook Rental Pool Lease Operation

Statement of Changes in Participants’ Fund Balance—Distribution Fund

	For the years ended December 31,
	2006	2005	2004
Balance, beginning of year	$—	$—	$—
Additions:
Amounts available for distribution to participants	4,670,073	4,722,066	3,855,948
Interest earned from maintenance escrow fund	93,316	56,603	22,382
Reductions:
Amounts withheld for maintenance escrow fund	(1,108,627)	(1,255,285)	(993,385)
Amounts accrued or paid to participants	(3,654,762)	(3,523,384)	(2,884,945)
Balance, end of year	$—	$—	$—

See notes to financial statements.

Innisbrook Rental Pool Lease Operation

Statements of Changes in Participants’ Fund Balances—Maintenance Escrow Fund

	For the years ended December 31,
	2006	2005	2004
Balance, beginning of year	$1,975,395	$1,998,147	$1,791,589
Additions
Amounts withheld from occupancy fees	1,108,627	1,255,285	993,385
Interest earned	93,316	56,603	22,382
Charges to participants to establish or restore escrow balances	380,961	379,531	374,322
Reductions:
Maintenance charges	(910,670)	(1,391,284)	(890,878)
Carpet care reserve deposit	(55,452)	(60,417)	(63,235)
Interest accrued or paid to distribution fund	(93,316)	(56,603)	(22,382)
Refunds to participants due under lease agreements	(215,916)	(205,867)	(207,036)
Balance, end of year	$2,282,945	$1,975,395	$1,998,147

See notes to financial statements.

Innisbrook Rental Pool Lease Operation

Notes to Financial Statements

(in thousands)

1.                                      Rental Pool Lease Operation and Rental Pool Lease Agreements

Organization and Operations

The Innisbrook Rental Pool Lease Operation (the “Rental Pool”) consists of condominiums at the  Innisbrook Resort (“Resort”), which are provided as resort accommodations by their owners.

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

The continuation and success of the Rental Pool is contingent upon the continuation of operations of the Resort. In turn, the success of Resort operations is contingent upon the continued participation of condominium owners in the Rental Pool. The Company incurred a loss from operations for the year ended December 31, 2006 of approximately $4,861 and at December 31, 2006 had deficiencies in working capital and equity of $10,607 and $13,351, respectively, that raise substantial doubt about the Company’s ability to continue as a going concern. Items related to the continuation of the Resort as a going concern include such issues as:  the sale of condominium units which do not participate in the Rental Pool or through a sale are removed from the Rental Pool, owners of units opting to live in their units, owners renting their units outside of the Rental Pool, and general economic conditions related to the destination resort industry.

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

In addition, the Company agreed to provide a refurbishment reimbursement to the respective condominium owners for units placed into the Renal Pool during 2005.  The owners of these units will be paid 25% of their refurbishment investment, with interest at 2.5% per annum.  The owners of these units currently receive interest and will receive principal payments beginning in 2008 and ending in 2012 for total principal payments of approximately $92.

Maintenance Escrow Fund Accounts

The NMLA provides that 90% of the Occupancy Fees earned by each Participant are deposited in the Participant’s Maintenance Escrow Fund account. This account provides funds for payment of amounts that are due from Participants under the Agreements for maintenance and refurbishment services. Should a Participant’s balance fall below that necessary to provide adequate funds for maintenance and replacements, the Participant is required to restore the escrow balance to a defined minimum level. The NMLA provides for specific fund balances to be maintained, by unit type, size and age of refurbishment, as defined in the Agreement. Under the NMLA, a percentage of the Occupancy Fees are deposited into the carpet care reserve in the Maintenance Escrow Fund, which bears the expenses of carpet cleaning for all Participants. This percentage is estimated to provide the amount necessary to fund carpet cleaning expenses and may be adjusted annually. The amounts expended for carpet care were approximately $35, $36 and $37 for the years ended for 2006, 2005 and 2004, respectively.

The Lessors’ Advisory Committee invests the maintenance escrow funds on behalf of the Participants and in compliance with restrictions in the Agreements. The Lessors’ Advisory Committee consists of nine Participants elected to advise the Resort owner in Rental Pool matters and negotiate amendments to the lease agreement. Income earned on these investments is allocated proportionately to Participants’ Maintenance Escrow Fund accounts and paid quarterly through the Distribution Fund. At December 31, 2006 and 2005, the Maintenance Escrow Fund held certificates of deposit of $1,900 and $1,595, respectively, with maturity terms ranging from six months to twelve months and bearing interest at rates from 4.5% to 5.25%.  At December 31, 2006 and 2005, the cost of these investments approximates fair value.

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
W.Bradley Blair, II
Chief Executive Officer

Each of the undersigned officers of GTA-IB, LLC and each of the directors of GTA GP, Inc., the general partner of Golf Trust of America, L.P., the sole manager of GTA-IB Golf Resort, LLC, the sole manager of GTA-IB, LLC does hereby constitute and appoint W. Bradley Blair, II and Tracy S. Clifford, and each of them individually, his true and lawful attorneys-in-fact and agents, each with full power of substitution and re-substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite or necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby, ratifying and confirming all that each of said attorneys-in-fact and agents, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature		Title	Date

/s/	W. Bradley Blair, II	President, Chief Executive Officer (Principal Executive
	W. Bradley Blair, II	Officer) and Director (GTA GP, Inc.)	March 30, 2007

/s/	Tracy S. Clifford	Principal Accounting Officer and Secretary
	Tracy S. Clifford	(GTA GP, Inc.)	March 30, 2007

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

24.1**	Powers of Attorney
31.1**	Certification of the Registrant’s President and Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2**	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1**	Risk Factors of Golf Trust of America, Inc.

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