Form 10-Q
period 2007-03-31
GTA-IB, LLC
filed 2007-05-15
CIK 1306051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended: March 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

One hundred percent of the membership interests of the issuer are owned indirectly by Golf Trust of America, Inc.

GTA-IB, LLC

FORM 10-Q

FOR THE THREE MONTHS ENDED MARCH 31, 2007

Cautionary Note Regarding Forward-Looking Statements

The following report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are statements that predict or describe future events or trends and that do not relate solely to historical matters. All of our projections in this quarterly report are forward-looking statements. You can generally identify forward-looking statements as statements containing the words “believe,” “expect,” “hope,” “may, “will,” “anticipate,” “intend,” “estimate,” “project,” “assume” or other similar expressions. No assurance can be given that actual results or events will not differ materially from those projected, estimated, assumed or anticipated in any forward-looking statements. Certain factors that might cause such a difference include the following: changes in general economic conditions, including changes that may influence group conference and guests’ vacation plans; changes in travel patterns; changes in consumer tastes in destinations or accommodations for group conferences and vacations; changes in rental pool participation by the current condominium owners; settlement of the class action lawsuit involving the rental pool agreements;  the resale of condominiums to owners who elect neither to participate in the rental pool nor to become members of the Innisbrook Resort and Golf Club, or the Resort, and the risks outlined under the caption “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and any subsequent Quarterly Reports on Form 10-Q. You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known (and unknown) risks, uncertainties and other unpredictable factors, many of which are beyond our control. Our forward-looking statements are based on the limited information currently available to us and speak only as of the date on which this report was filed with the Securities and Exchange Commission. Our continued internet posting or subsequent distribution of this dated report does not imply continued affirmation of the forward-looking statements included in it. We undertake no obligation, and we expressly disclaim any obligation, to issue any updates to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements. Future events are inherently uncertain. Moreover, it is particularly difficult to predict business activity levels at the Resort with any certainty. Accordingly, our projections in this quarterly report are subject to particularly high uncertainty. Our projections should not be regarded as legal promises, representations or warranties of any kind whatsoever. Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such differences might be significant and harmful to your interests.

GTA-IB, LLC
CONDENSED COMBINED BALANCE SHEETS
AS OF MARCH 31, 2007 AND DECEMBER 31, 2006
(in thousands)

	March 31, 2007	December 31, 2006*
	(unaudited)

Assets
Current assets	$8,369	$5,296
Property and equipment, net	27,470	27,280
Intangibles, net	14,484	14,906
Other assets	1,886	1,892
Total Assets	$52,209	$49,374
Liabilities
Current liabilities	$10,510	$9,509
Westin termination fee, short-term	5,594	5,594
Troon termination fee, short-term	800	800
Long-term debt, less current maturities	43,054	42,771
Other long term liabilities	3,851	4,051
Total Liabilities	63,809	62,725
Member’s Deficit	(11,600)	(13,351)
Total Liabilities and Member’s Deficit	$52,209	$49,374

*Derived from audited combined financial statements.

See accompanying notes to condensed combined financial statements.

GTA-IB, LLC
CONDENSED COMBINED STATEMENTS OF OPERATIONS AND MEMBER’S DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(in thousands) (unaudited)

	Three Months Ended March 31,
	2007	2006
Revenues
Hotel	$4,601	$5,845
Food and beverage	3,987	5,132
Golf	5,034	5,089
Other	744	946
Total revenues	14,366	17,012
Expenses
Hotel	3,363	4,107
Food and beverage	2,632	3,133
Golf	2,013	1,856
Other	2,632	2,895
General and administrative	1,120	1,682
Depreciation and amortization	536	491
Total expenses	12,296	14,164
Operating income	2,070	2,848
Interest expense, net	260	373
Other expense	59	—
Net income	1,751	2,475
Member’s deficit, beginning of period	(13,351)	(8,489)

Member’s deficit, end of period	$(11,600)	$(6,014)

See accompanying notes to condensed combined financial statements.

GTA-IB, LLC
CONDENSED COMBINED STATEMENTS OF CASH FLOWS FOR THE
THREE MONTHS ENDED MARCH  31, 2007 AND 2006
(in thousands) (unaudited)

	Three months ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$1,751	$2,475
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	866	821
Provision for bad debts	38	164
Non-cash interest	161	279
Other changes in operating assets and liabilities	(1,194)	(689)
Net cash provided by operating activities	1,622	3,050
Cash flows used in investing activities:
Purchases of property and equipment	(136)	(20)
Cash flows from financing activities:
Repayment of long-term debt and capital lease obligations	(448)	(304)
Net increase in cash	1,038	2,726
Cash and cash equivalents, beginning of period	932	1,519
Cash and cash equivalents, end of period	$1,970	$4,245

Supplemental Cash Flow Information:
Cash paid for interest	$98	$98
Non-cash financing and investing activities:
Assets acquired through capital leases	$498	$—

See accompanying notes to condensed combined financial statements.

GTA-IB, LLC

FORM 10-Q

NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(in thousands) (unaudited)

1.   Innisbrook Resort Ownership and Operations

GTA-IB, LLC (the “Company”) is a single member limited liability company owned by GTA-IB Golf Resort, LLC, which in turn is 100% owned by Golf Trust of America, L.P. (the “Operating Partnership”). There is no established market for the Company’s membership interests. Golf Trust of America, Inc. (“GTA”) holds a 100 percent interest in the Operating Partnership. GTA GP, Inc. is the sole general partner of the Operating Partnership and owns a 0.2 percent interest therein. GTA LP, Inc. is a limited partner in the operating partnership and owns a 99.8 percent interest therein. Golf Host Resorts, Inc. (“GHR”, “the predecessor owner” or “the former borrower”), an entity affiliated with Starwood Capital Group LLC, is the former owner of the Innisbrook Resort and Golf Club (the “Resort”) and the former borrower under a $79,000 participating mortgage loan funded by the Operating Partnership. This participating mortgage loan was secured by the Resort, cash, undeveloped land at the Resort and 368,365 shares of GTA’s common stock. The Resort is a 72-hole destination golf and conference facility located near Tampa, Florida.

The Company entered into a Settlement Agreement dated July 15, 2004 (the “Settlement Agreement”) with the Operating Partnership and GHR, Golf Hosts, Inc., Golf Host Management, Inc., Golf Host Condominium, Inc. and Golf Host Condominium, LLC. The Settlement Agreement resolved a number of issues between the parties, including GHR’s default under the participating mortgage loan made by the Operating Partnership to GHR in June 1997. As part of the Settlement Agreement, the Company took ownership of the Resort on July 15, 2004. In connection with the Settlement Agreement, the Company entered into a management agreement (the “Management Agreement”) with Westin Management Company South (“Westin”), which provides for Westin’s management of the Resort, and Westin and Troon Golf L.L.C. (“Troon”) entered into a facility management agreement (the “Facility Management Agreement”) providing for Troon’s management of the golf facilities at the Resort.  The current status of the Management Agreement with Westin and the Facility Management Agreement with Troon are discussed below.

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

Going Concern

As of March 31, 2007, the Resort has a working capital deficit of approximately $8,535.  This working capital deficit resulted primarily from the reclassification of the Westin termination fee and related deferred management fees combined with the reclassification of the Troon supplemental fee, from long-term to short-term obligations.  The reclassified Westin termination fee and Troon supplemental fee total approximately $5,594 and $800 payable to Westin and Troon, respectively, as of March 31, 2007.  Before this reclassification, the Resort had a working capital deficit of approximately $2,141.  The Resort’s member deficit at March 31, 2007 is $11,600. The Resort reported a net income of approximately $1,751 for the three months ended March 31, 2007.  The Resort continues to experience seasonal fluctuations in its net working capital position due to the seasonality of the golf industry in Florida. This seasonality impacts our liquidity. In particular, there is generally more available cash during the winter months, specifically in the first quarter. Cash generally becomes very limited in the late summer months. Revenues generally decline at the Resort during the summer months because the hot Florida weather makes the Resort less appealing for group golf outings and vacation destination golfers. Additionally, unusual weather patterns, such as the hurricanes experienced in Florida in 2004 and those that affected the southeast coast in 2005, negatively impacted revenues for the Resort in the late summer-early fall season of 2005 and 2006 as groups and guests were hesitant to book reservations on the southeast coast during the hurricane season. Weather-related concerns may continue to negatively impact reservations in comparable periods (July through September) of subsequent years. The Resort uses seasonal pricing (peak, shoulder and off-peak) to maximize revenues.

Generally, the Resort’s only source of cash is from its profitable operations, if any.  The Company is currently involved in the capital improvement project of upgrading the technological infrastructure of the Resort and replacing certain components which were proprietary to Westin. Our projections indicate that the replacement of these components could require us to make an investment in the range of $1,500 to $2,000.  GTA management continues to work diligently with the Resort’s management team to identify opportunities to improve the cash flow at the Resort. Although GTA is currently seeking a buyer for the Resort pursuant to its stockholder-approved plan of liquidation, no binding contract for the sale of the Resort has been executed.  GTA made intercompany advances to the Resort to support working capital needs in the amounts of $2,000, $400, $650, $600 and $120 in July 2004, September 2005, November 2005, October 2006 and February 2007, respectively. Further, GTA funded approximately $203 and $33 for the beginning phase of the technological infrastructure capital investment in October 2006 and November 2006, respectively, and entered into a related lease for an investment of approximately $468 in January 2007.  The proceeds of these advances have been fully expended to support the Resort’s operational expense and existing obligations. The Resort repaid to GTA the $120 and the $33 advances from Resort operational cashflow in March 2007.  While current Resort cash flow projections for 2007 indicate we may be in a breakeven cash situation by year-end December 31, 2007, a shortfall is anticipated by late summer to early fall 2007.  This shortfall is expected primarily due to certain obligations that the Resort must pay in August and November 2007, including obligations of approximately $1,060 and $728, respectively, for the quarterly rental pool distributions and $412 in both August and November 2007 for the rental pool refurbishment payments. Therefore, a cash infusion of up to approximately $1,000 in the aggregate may be necessary to fund the shortfall ..  It may be necessary to draw against its non-revolving credit facility (see Note 8) or to receive a cash infusion from GTA in order to fund the short-fall.

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

Principles of Combination

The financial statements and footnotes reflect the combined financial results of the Company, GTA-IB Condominium, LLC and GTA-IB Management, LLC. These legal entities are all wholly owned subsidiaries of the Operating Partnership. GTA-IB Condominium, LLC holds the title to three condominium units at the Resort that participate in the Rental Pool.  GTA-IB Management, LLC is the entity that employs substantially all of the employees working at the Resort. There are no other operations of GTA-IB Condominium, LLC and GTA-IB Management, LLC. The Company holds title to the Resort and is the entity in which all of the Resort operations are recorded. All intercompany transactions and account balances have been eliminated in combination.

Interim Statements

The accompanying condensed combined financial statements have been prepared in accordance with (i) accounting principles generally accepted in the United States of America (“GAAP”) and (ii) the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements have not been audited by an independent registered accounting firm; however, they include adjustments (consisting of normal recurring adjustments) which are, in the judgment of management, necessary for a fair presentation of financial condition, results of operations and cash flows for the interim periods presented. However, these results are not necessarily indicative of results for any other interim period or for the full year. In particular, it is important to note that the Company’s business is seasonal.

Certain information and footnote disclosures normally included in financial statements in accordance with GAAP have been omitted as allowed in quarterly reports by the rules of the Securities and Exchange Commission. Management believes that the disclosures included in the accompanying interim financial statements and footnotes are adequate to make the information not misleading, but also believes that these statements should be read in conjunction with the summary of significant accounting policies and notes to the combined financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

3.   Property and Equipment

Property and equipment consists of the following:

	March 31, 2007	December 31, 2006
	(unaudited)
	(in thousands)

Land	$1,968	$1,968
Buildings	14,734	14,734
Golf course improvements	7,556	7,552
Machinery and equipment	7,290	6,761
Construction in process	101	—
	31,649	31,015
Less accumulated depreciation	(4,179)	(3,735)
	$27,470	$27,280

At March 31, 2007, machinery and equipment includes certain equipment with a net book value of $1,203 recorded under capital leases. Depreciation expense amounted to approximately $444 and $392 for the three months ended March 31, 2007 and 2006, respectively.

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

Intangible Assets	Amortization Period	March 31, 2007	December 31, 2006
		(unaudited)
		(in thousands)

Water Contract	None since renewable in perpetuity	$2,300	$2,300
Rental Pool	89.5 months	9,870	9,870
Guest Bookings	Less than 24 months	1,100	1,100
Club Memberships	144 months	4,400	4,400
Trade Name	None since renewable in perpetuity	2,500	2,500
		20,170	20,170
Less accumulated amortization		(5,686)	(5,264)
		$14,484	$14,906

Amortization expense amounted to approximately $422 and $429 for the three months ended March 31, 2007 and 2006, respectively.  Of these amounts, approximately $330 for both the three months ended March 31, 2007 and 2006, respectively, are included in hotel expenses and are not included in depreciation and amortization in the Condensed Combined Statements of Operations. Anticipated amortization expense for the next five years and thereafter is set forth in the table below:

Year	Principal
(in thousands) (unaudited)
April 1 through December 31, 2007	1,266
2008	1,688
2009	1,688
2010	1,688
2011	1,688
Thereafter	1,666
Total	$9,684

Other assets include the Company’s interest in the net proceeds from the sale of Parcel F, a parcel of land located within the Resort.  The value of our primary long-lived asset, Parcel F, was reduced from $2,200, which was the derived value at July 15, 2004, to $1,490 due to the fact that $710 of this value was transferred to GTA pursuant to the terms of the amended agreement with the owner of Parcel F.  Also included in other assets are certain design fees for the refurbishment program, utility deposits and club member initiation fees. The Company has a contractual right to be reimbursed for these design fees by the Rental Pool participants in the form of a deduction from the quarterly Rental Pool refurbishment payments.  Utility deposits remain on account and are refundable to the Company upon sale of the Resort.  The club initiation fees are paid by the club members quarterly, but in no event greater that two years from the date of membership activation.  The amount of initiation fees listed below represent the payments due greater than one year from the respective balance sheet dates.

	(in thousands)
Other Assets	March 31, 2007	December 31, 2006
	(unaudited)

Parcel F proceeds (estimated)	$1,490	$1,490
Refurbishment design fees	188	201
Utility deposits	156	155
Club initiation fess	52	44
Other	—	2
Total	$1,886	$1,892

5.   Current Liabilities

Current liabilities consist of the following:

	March 31, 2007	December 31, 2006
	(unaudited)
	(in thousands)

Accounts payable	$3,196	$2,584
Accrued payroll costs	1,042	1,182
Other payables and accrued expenses	2,315	1,763
Deposits and deferred revenue	2,010	2,212
Current portion of capital leases	435	344
Current portion of refurbishment liability	1,512	1,424
Subtotal current liabilities	10,510	9,509
Troon supplemental fee	800	800
Westin termination fee	5,594	5,594
Total current liabilities	$16,904	$15,903

Westin Management Company South and  Troon Golf L.L.C.

The Management Agreement between the Company and Westin provided that Westin will manage the Resort for a fee equal to 2.2% of the Resort’s gross revenue. Contemporaneously with the signing of the Management Agreement in July 2004, Westin entered into a management contract with Troon pursuant to which Troon was to manage the golf facilities of the Resort for a fee payable by the Company equal to 2% of the Resort’s gross golf revenue.  The Company paid monthly management fees to Westin and Troon. By mutual agreement, on September 28, 2006, the Company, Westin and GTA, as guarantor, entered a Termination and Release Agreement (the “Termination Agreement”), pursuant to which the Company, GTA, and Westin agreed to terminate the Management Agreement as of October 31, 2006 (the “Termination Date”).  In addition to the termination of the Management Agreement, the Termination Agreement provided that (i) on or prior to October 3, 2006, the Company or GTA would deposit $600 in the Resort’s operating account (which GTA did) to be used in part to pay to Westin certain unpaid fees and charges which have accrued under the Management Agreement,  (ii) on or prior to the earlier of March 31, 2008, or any sale of the Resort by the Company and GTA, the Company will pay to Westin the termination fee of approximately $5,594, and (iii) Westin will permit the Company and GTA to continue to access Westin’s “SAP” accounting system for the operation of the Resort until March 31, 2007 (which they have) for a total charge of $6.  Subsequent to the termination of the Westin management contract, the Company and GTA have been managing the Resort operations internally.

Troon Supplemental Fee

The July 15, 2004 Facility Management Agreement between Westin and Troon, which the Company assumed as a result of the Westin termination, provides for the payment of a supplemental fee to Troon, subject to the terms and conditions set forth in that agreement, of $800.  The Company had until November 30, 2006 to decide whether to assume or terminate the management agreement with Troon for Troon to continue to manage the golf facilities of the Resort.   The Company and Troon agreed to extend the Facilities Management Agreement for ten-day incremental periods subsequent to November 30, 2006.   On February 22, 2007, the Company sent Troon a notice of termination in regards to the Facilities Management Agreement.  The Company and Troon continue to negotiate the post-termination rights of the respective parties including the amount, timing and payment of the Supplemental Fee.  The Company intends to manage the golf operations internally following the termination of the Troon management agreement.

 See Note 8, Commitments and Contingencies, for further discussion.

6.   Long-Term Debt

The Company’s long-term debt consists of the following:

	March 31, 2007	December 31, 2006
	(unaudited)
	(in thousands)

Non-interest bearing mortgage note due to the Operating Partnership, maturing in June 2027	$39,240	$39,240
Advances from the operating partnership, net	3,069	3,103
Long-term portion of capital leases	745	428
	$43,054	$42,771

Leases

The Company leases equipment under capital and operating leases.  Future minimum lease payments under leases in excess of one year are as follows:

	Capital	Operating
April 1 through December 31, 2007	$393	$213
2008	465	195
2009	238	—
2010	126	—
Thereafter	155	—
Total	1,377	$408
Less amount representing interest	(197)
Total	1,180
Less current portion	435
Long-term portion	$745

7.              Other Long-Term Liabilities

The Company’s Other Long-Term Liabilities consist of the following:

	March 31, 2007	December 31, 2006
	(unaudited)
	(in thousands)

Master lease refurbishment obligation	$2,544	$2,830
Deferred membership initiation fees and dues	1,307	1,221
	$3,851	$4,051

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

In addition, the Company agreed to provide a refurbishment reimbursement to the respective condominium owners for units placed into the Rental Pool during 2005.  The owners of these units will be paid 25% of their refurbishment investment, with interest at 2.5% per annum.  The owners of these units currently receive interest and will receive principal payments beginning in 2008 and ending in 2012 for total principal payments of approximately $108.

The amortization charged to interest expense was $161 and $178 for the three months ended March 31, 2007 and 2006, respectively.  The net present value of this liability is $4,056 and $4,254 as of March 31, 2007 and December 31, 2006, respectively, of which $1,512 and $1,424, respectively, is included in current liabilities (see Note 5).

The corresponding benefit to the Resort from the MLA refurbishment program was included in the valuation of the rental pool intangible asset which is being amortized over the term of the current master lease agreement that expires in 2011. Minimum undiscounted unpaid principal payments on the MLA refurbishment program at March 31, 2007 are as follows:

Year	Amount
(in thousands)
April 1 through December 31, 2007	$1,065
2008	1,786
2009	2,147
2010	22
Thereafter	60
Total undiscounted principal payments	5,080
Less: net present value discount	(1,024)
Total	$4,056

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

8.  Commitments and Contingencies

Employee Benefit Plans

The Company maintains a defined contribution Employee Thrift and Investment Plan, which provides retirement benefits for all eligible employees, including employees of GTA-IB Operations, LLC, who have elected to participate. Employees must fulfill a 90-day service requirement to be eligible to participate in this plan. The Company currently matches one half of the first 6% of the contributions of each employee  The Company made contributions of approximately $49 and $63 for the three months ended March 31, 2007 and 2006, respectively.

Westin Management Company South and  Troon Golf L.L.C.

See Note 5 for discussion of the Westin termination fee obligation and the Troon supplemental fee obligation.

For the three months ended March 31, 2007 and 2006, the management fees incurred under the Westin and Troon management agreements are reflected in the table below:

	Three months ended March 31,
	2007	2006
	(in thousands) (unaudited)
Westin	$—	$364
Troon	101	102
Total	$101	$466

Land Use Lawsuit

On March 29, 2005, the Company filed a Motion to Intervene in the suit titled Innisbrook Condominium Association, Inc., C. Frank Wreath, Meredith P. Sauer, and Mark Banning, Plaintiffs vs. Pinellas County, Florida, Golf Host Resorts, Inc. and Innisbrook F LLC, Defendants, Case No. 043388CI-15. This motion was filed in the Circuit Court of the Sixth Judicial Circuit, in and for Pinellas County, Florida, Civil Division and was granted by the Circuit Court.  In this report, the Company refers to this matter as the “Initial Land Use Lawsuit.”   The plaintiffs in the Initial Land Use Lawsuit have filed a multi-count complaint seeking injunctive and declaratory relief with respect to the land use and development rights of a tract of land commonly known as Parcel F, a parcel of land located within the Resort and owned by GHR. The Company filed the Motion to Intervene as a defendant in the Initial Land Use Lawsuit in order to protect its property and its land use and development rights with respect to Parcel F.  On April 26, 2005, Joseph E. Colwell, Marcia G. Colwell, Kirk E. Covert, and Deborah A. Covert and the Autumn Woods Homeowner’s Association, Inc. moved to intervene in the Initial Land Use Lawsuit, which the Court subsequently allowed.  On April 8, 2005, a separate suit was filed by James M. and Mary H. Luckey, and Andrew J. and Aphrodite B. McAdams, against Pinellas County, GHR and Bayfair Innisbrook, LLC seeking injunctive and declaratory relief relating to the land use and development rights of Parcel F.  This suit was consolidated with the Initial Land Use Lawsuit.  In this report, the Company refers to this matter as the “Subsequent Land Use Lawsuit” and to the Initial Land Use Lawsuit and the Subsequent Land Use Lawsuit as the “Land Use Lawsuits.”

From December 19 through December 23, 2005, the Court tried these consolidated cases in a non-jury trial. On March 8, 2006, the Court ruled in favor of the defendants on all counts and denied all claims asserted by the plaintiffs in both Land Use Lawsuits. On March 31, 2006, the plaintiffs in the consolidated cases filed a notice of appeal to the Second District Court of Appeal.  The Appeal Court affirmed per curium the Circuit Court judgment in favor of the defendants on February 28, 2007 and denied the plaintiffs-appellants’ motion for attorney fees.   On March 13, 2007, the plaintiffs filed a motion for the Appeal Court to rehear their claims.   As of May 9, 2007, the Appeal Court has not yet responded to this motion.

Property Tax Lawsuit

We filed lawsuits against the property appraiser of Pinellas County Florida to challenge the 2004, 2005 and 2006 real estate assessment on the Resort property. Pinellas County filed a motion to dismiss, which was denied by the court. No trial date has been set. If Pinellas County were to prevail, management believes that there would be no material adverse effect upon our financial statements, as the entire Pinellas County assessment is fully accrued and accounted for at March 31, 2007.

Wall Springs Conservatory, Inc. Complaint

On July 13, 2006, Wall Springs Conservatory, Inc., or Wall Springs,  filed suit against the Company as successor in interest to GHR in the circuit court of Pinellas County for declaratory relief.  On July 14, 2006, Wall Springs also filed suit against us in the small claims division of the Pinellas County Court in connection with an easement agreement.  The Company answered both claims, also asserting affirmative defenses and counterclaims in each action.  The Company then filed a motion to transfer the small claims matter to Circuit Court, which was granted on September 27, 2006.  The Company then moved to consolidate these two cases.  Our motion to consolidate was granted by the Circuit Court on March 1, 2007.  At this time, the Company is unable to assess the likely outcome of this litigation.

Environmental Remediation

The Florida Department of Environmental Protection, or the DEP, conducted a site inspection at the Resort on June 24, 2003. The Resort was found to have improperly disposed of waste paint and solvents and failed to properly store waste lamps and used oil and oil filters in properly labeled containers. The predecessor owner entered into a Consent Order wherein the DEP agreed to a reduced civil penalty of $22, and allowed the predecessor owner to offset 80% of this reduced civil penalty with credits obtained through the implementation of a pollution control project and a process of ongoing self-monitoring and reporting of environmental conditions to the DEP. The DEP determined that an above ground self-contained storage tank system at the Resort qualifies for this credit. The Resort installed the system and, on an ongoing basis, continues to monitor the environmental conditions at the Resort and to report these conditions to the DEP. As part of the ongoing self-monitoring and reporting process, the Resort engaged a third party, URS Corporation, to develop a Site Assessment Report and monitor the environmental conditions noted in the DEP Consent Order.  The final formal proposal from URS was received on April 6, 2007 and was subsequently approved by the DEP.  The estimated cost in the proposal for the remediation was approximately $59.  URS began the remediation work on May 8, 2007.  This amount was accrued as of March 31, 2007.  After the excavation is finished, additional testing will be completed. If tests remain favorable, this should conclude the process.

8.              Subsequent Events

On April 10, 2007, the Company and certain of its affiliates entered into a Business Loan Agreement (the “Loan Agreement”) with Patriot Bank, a community bank, to borrow, on a non-revolving basis,  up to a principal amount of  $1,200 (the “Loan”).  The Loan is secured by a first priority mortgage on three wholly-owned condominium units located at the Resort.  On the Closing Date, the Company borrowed, pursuant to the Loan Agreement, approximately $20 to pay the closing costs related to the Loan.  Subject to compliance with the Loan Agreement, the Company has the right to draw down the remainder of the principal amount available under the Loan Agreement over time to finance renovations of the Company’s restaurants, information technology infrastructure upgrades at the Resort, other property improvements at the Resort and short-term working capital shortfalls of the Company or the Resort.

The Loan bears interest at the floating Wall Street Journal Prime rate (currently 8.25%) and provides for interest only payments through December 31, 2007.  Beginning with the monthly payment due on January 31, 2008, the Loan Agreement requires principal and interest payments based on a twenty year amortization schedule.  There is no prepayment penalty for early repayment.  Any balance of the Loan which remains unpaid on April 10, 2010 must be repaid in full on that date. If an event of default occurs, then the obligation may be accelerated and the principal and any interest on the Loan shall be due and payable in full.  The lender shall also have additional remedies in law and equity upon an event of default. An event of default is defined in the Loan Agreement to generally include, among other events, (i) a payment default, (ii) a failure by the Company to comply with the terms of the loan agreement, (iii) any false statement or misrepresentation in any loan-related document by the Company, (iv) dissolution of the Company, (v) any defect in collateralization or foreclosure proceedings involving the Company, (vi) a material adverse change in the Company’s financial condition, or (vii) if the lender believes that the prospect of repayment of the loan is impaired or otherwise in good faith believes itself insecure.

Among other terms, the Loan Agreement contains representations, warranties and covenants of the Company with respect to matters such as ownership of the condominium units serving as collateral, the future delivery of reports to the lender, the absence of defaults by the Company under other agreements and compliance with applicable laws and government regulations.

As of May 9, 2007, the only draw against this Loan was for the loan closing costs of approximately $20.

INNISBROOK RENTAL POOL LEASE OPERATION
CONDENSED BALANCE SHEETS
AS OF MARCH 31, 2007 AND DECEMBER 31, 2006
(in thousands)

	March 31, 2007	December 31, 2006*
	(unaudited)

DISTRIBUTION FUND
Assets
Receivable from GTA-IB, LLC for distribution	$1,637	$845
Interest receivable from maintenance escrow fund	27	27
Total assets	$1,664	$872
Liabilities
Due to Rental Pool participants for distribution	$1,361	$660
Due to maintenance escrow fund	303	212
Total liabilities	$1,664	$872
MAINTENANCE ESCROW FUND
Assets
Cash and cash equivalents	$187	$234
Short-term investments	1,900	1,900
Receivable from distribution fund	303	211
Inventory	—	25
Interest receivable	30	35
Total assets	$2,420	$2,405
Liabilities and participants’ fund balances
Accounts payable	$11	$21
Interest payable to distribution fund	27	26
Carpet care reserve	82	75
Rental Pool participants’ fund balances	2,300	2,283
Total liabilities and Rental Pool participants’ fund balances	$2,420	$2,405

*Derived from audited combined financial statements.

See accompanying notes to these condensed financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION
CONDENSED STATEMENTS OF CHANGES IN PARTICIPANTS’ DISTRIBUTION FUND BALANCES
FOR THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(in thousands) (unaudited)

	Three months ended March 31,
	2007	2006
DISTRIBUTION FUND
Balance, beginning of period	$—	$—
Additions:
Amounts available for distribution	1,637	2,044
Interest received or receivable from Maintenance Escrow Fund	27	18
Reductions:
Amounts withheld for Maintenance Escrow Fund	(303)	(401)
Distribution accrued or paid to Rental Pool participants	(1,361)	(1,661)
Balance, end of period	$—	$—

See accompanying notes to these condensed financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION
CONDENSED STATEMENTS OF CHANGES IN PARTICIPANTS’ MAINTENANCE ESCROW FUND BALANCES
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(in thousands) (unaudited)

	Three months ended March 31,
	2007	2006
MAINTENANCE ESCROW FUND
Balance, beginning of period	$2,283	$1,975
Additions:
Amounts withheld from occupancy fees	303	401
Interest earned	27	18
Charges to Rental Pool participants to establish or restore escrow balances	45	175
Reductions:
Maintenance charges	(297)	(216)
Carpet care reserve deposit	(14)	(20)
Interest accrued or paid to Distribution Fund	(27)	(18)
Refunds to Rental Pool participants pursuant to the Master Lease Agreements	(20)	(93)
Balance, end of period	$2,300	$2,222

See accompanying notes to these condensed financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(in thousands) (unaudited)

	Three months ended March 31,
	2007	2006
DISTRIBUTION FUND
Gross revenue	$4,550	$5,755
Deductions:
Agents’ commissions	203	294
Resort fees	—	112
Credit card fees	104	132
Professional fees	6	6
Uncollectible room rents	1	—
Linen replacements	34	74
Rental pool complimentary fees	—	1
	348	619
Adjusted gross revenue	4,202	5,136
Amount retained by lessee	(2,521)	(3,081)
Gross income distribution	1,681	2,055
Adjustments to gross income distribution:
General pooled expense	(2)	(2)
Corporate complimentary occupancy fees	6	6
Interest	(3)	(3)
Occupancy fees	(337)	(446)
Advisory committee expenses	(57)	(54)
Net income distribution	1,288	1,556
Adjustments to net income distribution:
Occupancy fees	337	446
Hospitality suite fees	2	—
Westin Associate room fees	10	42
Available for distribution to participants	$1,637	$2,044

See accompanying notes to these condensed financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(in thousands) (unaudited)

1.             Rental Pool Lease Operations

Organization and Operations

GTA-IB, LLC (the “Company”) is a single member limited liability company, wholly owned by GTA-IB Golf Resort, LLC. GTA-IB Golf Resort, LLC is itself a wholly owned subsidiary of Golf Trust of America, L.P. (“GTA” or the “Operating Partnership”). There is no established market for the Company’s membership interests. The preceding condensed financial statements of the Rental Pool Lease Operations (the “Rental Pool”) at the Innisbrook Resort and Golf Club (the “Resort”) are for the periods ended March 31, 2007 and 2006.  The Rental Pool consists of condominiums at the Resort which are leased by the Company from their owners and used as hotel accommodations for the Resort.

Historically, the predecessor owner, Golf Host Resorts, Inc. (“GHR”), and the Company have offered several different programs to the condominium owners who are eligible to participate in the Rental Pool (the “Rental Pool Participants”). Effective January 1, 2002, GHR offered a new Master Lease Agreement (“NMLA”) which permitted all Rental Pool Participants the opportunity to convert to the NMLA from any prior agreement they were participating in at that time.  In addition, the NMLA provides that on an annual basis each Rental Pool Participant may elect to participate in the Rental Pool for the following year by signing an Annual Lease Agreement (“ALA”). Any Rental Pool Participant who does not sign the ALA is not permitted to participate in the Rental Pool for the following year.  Under the NMLA, 40% of the Adjusted Gross Revenues, as defined in the NMLA, are distributed to the Rental Pool Participants and the remaining 60% is retained by the Company.

The Rental Pool condensed financial statements consist of the Distribution Fund and the Maintenance Escrow Fund.

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

In addition, GHR agreed in the NMLA to reimburse the Rental Pool Participants who were participating in the NMLA an amount up to 50% of the actual unit refurbishment costs, plus interest at a rate of 5% per annum on such amounts, beginning in 2002.  For newly refurbished units entering the Rental Pool during 2005, the Company agreed to reimburse the Rental Pool Participants who were participating in the NMLA an amount up to 25% of the actual unit refurbishment costs, plus interest at a rate of 2.5% per annum, beginning in 2005.  The obligation to reimburse the refurbishment costs and pay interest thereon applies only if certain minimum participation thresholds are maintained. The Company assumed the obligations of GHR under the NMLA and the ALA, or, collectively, the Agreements.

Maintenance Escrow Fund Accounts

The NMLA generally provides that 90% of the occupancy fees earned by each Rental Pool Participant are ultimately deposited in that Rental Pool Participant’s Maintenance Escrow Fund account. This account provides funds for payment of amounts that are due from Rental Pool Participants under the Agreements for maintenance and refurbishment services for or related to their condominium unit(s). In the event that a Rental Pool Participant’s balance falls below that necessary to provide adequate funds for maintenance and replacements, the Rental Pool Participant is required to restore the escrow balance to a defined minimum level. The NMLA requires that specific fund balances must be maintained, by unit type, size and age of refurbishment, as defined in the applicable Agreement. Under the NMLA, a percentage of the occupancy fees are deposited into the carpet care reserve in the Maintenance Escrow Fund.  The portion of the Maintenance Escrow Fund representing the carpet care reserve is expected to be used to pay the expense of carpet cleaning for all Rental Pool Participants. This percentage is estimated to provide the amount necessary to fund carpet cleaning expenses and may be adjusted annually. The amounts expended for carpet care were approximately $7 and $2 for the three months ended March 31, 2007 and 2006, respectively.

The Lessors’ Advisory Committee, subject to the restrictions contained in the Agreements, invests the Maintenance Escrow Fund on behalf of the Rental Pool Participants. The Lessors’ Advisory Committee consists of nine Rental Pool Participants who are elected to advise the Company on Rental Pool matters and to negotiate amendments to the lease agreement, the ALA, and the NMLA. Income earned on the investments of the Maintenance Escrow Fund is allocated proportionately to the respective Maintenance Escrow Fund accounts of the Rental Pool Participants and paid quarterly through the Distribution Fund.   At March 31, 2007 and December 31, 2006, the Maintenance Escrow Fund held certificates of deposit of $1,900 with maturity terms ranging from three months to twelve months and bearing interest at rates from 4.5% to 5.2%, per annum.  At March 31, 2007 and  December 31, 2006, the carrying value of these investments approximates fair value.

Going Concern

The continuation and success of the Rental Pool is contingent upon the continuation of the operations of the Resort. In turn, the success of the Resort’s operations is contingent upon the continued participation of condominium owners in the Rental Pool. The Company had income from operations of approximately $1,751 and $2,475 for the three months ended March 31, 2007 and 2006, respectively; however, the impact of seasonality on the Resort’s operations and the projections of the Resort’s cash flow through the end of 2007 raise substantial doubt about the Company’s ability to continue as a going concern. Items related to the continuation of the Resort as a going concern include such issues as:  the sale of condominium units which do not participate in the Rental Pool or through a sale are removed from the Rental Pool; owners of units opting to live in their units; owners renting their units outside of the Rental Pool; and general economic conditions related to the destination resort industry.  The Operating Partnership’s parent, Golf Trust of America, Inc., or GTA, is currently seeking a buyer for the Resort pursuant to the stockholder-approved plan of liquidation. In the event that the Resort is not sold, it may become necessary for the Company to seek further cash infusions from the Operating Partnership, if available, or to seek some other form of re-capitalization to seek to insure the Company’s ongoing viability.  As part of that effort, the Company entered into a non-revolving loan agreement with a local bank to borrow up to the principal amount of  $1,200, as more fully described in Note 9, Subsequent Events, to the Condensed Combined Financial Statements of GTA-IB, LLC above.  However, further funding is needed to ensure the long-term financial viability of the Resort.  GTA is currently in the process of liquidation. There are no assurances that GTA, the Operating Partnership, or any other affiliate will have the ability to provide future funding to the Resort, nor are there any assurances that the Company will be able to obtain additional financing which will allow the Company to remain viable through the consummation of the liquidation.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We were formed on December 30, 2002 as a wholly-owned subsidiary of GTA-IB Golf Resort, LLC, which in turn is a wholly-owned subsidiary of Golf Trust of America, L.P., or the Operating Partnership.  The Operating Partnership is the operating partnership of Golf Trust of America, Inc., or GTA. Golf Host Resorts, Inc., or GHR, is the former unaffiliated owner of the Resort and the former borrower who defaulted under a $79,000  participating mortgage loan funded by the Operating Partnership in June 1997.

We and the Operating Partnership entered into a Settlement Agreement, dated July 15, 2004, with GHR, Golf Hosts, Inc., Golf Host Management, Inc., Golf Host Condominium, Inc. and Golf Host Condominium, LLC (the “Settlement Agreement”). The Settlement Agreement resolved a number of issues between the parties, including GHR’s default under the $79,000  loan made by the Operating Partnership to GHR in June 1997. As part of the Settlement Agreement, we took ownership of the Westin Innisbrook Golf Resort, since renamed the Innisbrook Resort and Golf Club (the “Resort”), effective at the close of business on July 15, 2004. Also, in connection with the Settlement Agreement, we entered into a management agreement with Westin Management Company South (“Westin”) providing for Westin’s management of the Resort, which was terminated on October 31, 2006.  In addition, Westin and Troon Golf L.L.C. (“Troon”)  entered into a Facility Management Agreement setting forth the terms of Troon’s management of the golf facilities at the Resort (the “Facilities Management Agreement”).  See further discussion in Note 5 to the Condensed Combined Financial Statements referred to in Item 1 of this Quarterly Report on Form 10-Q.

The Operating Partnership had previously entered into an agreement with GHR and the prospective purchaser of a parcel of undeveloped land within the Resort, commonly known as Parcel F. This agreement, commonly known as the Parcel F Development Agreement, was executed on March 29, 2004 and amended on August 10, 2005 to add us as a party.  The Parcel F Development Agreement sets forth the terms and conditions pursuant to which Parcel F may be developed and includes restrictions on GHR, as the owner of Parcel F, which are designed to avoid interference with the operations of the Resort.  The Parcel F Development Agreement also contains provisions which we believe will increase the Operating Partnership’s ability to better manage the location of the access road for Parcel F.  See Part II, Item 1. Legal Proceedings, below, for more information.

Results of Operations

Because the Resort is a destination golf resort, we believe it appeals to a different market than the market to which stand-alone hotels located in downtown metropolitan areas would appeal. The Resort provides recreation, condominium accommodations and food and beverage dining and catering options to business meeting or group travelers, transient guests who play golf, guests who purchase golf packages and guests who bring their families to the Resort. As a destination golf resort, the Resort’s performance is sensitive to weather conditions and seasonality.

The Resort had lower realized revenue and fewer room nights during the three months ended March 31, 2007 than during the corresponding period in 2006. The decrease in realized revenue is directly attributable to the reduction in aggregate room nights, described below, for both the group and transient market sectors.  The decrease in aggregate room nights in the group sector was primarily due to 3,000 room nights that booked in the first quarter of 2006 that the Resort chose to decline for the first quarter of 2007 because it was not profitable business for the Resort.  The balance of the variance was due to groups that are on a regional rotation for their respective meetings.  The Resort was not able to replace these room nights with other group bookings.  Under the Westin Management Agreement which terminated on October 31, 2006, the Resort had access to the Westin Global Sales Office (the “GSO”), which provided group booking leads to the Resort.  Since the group booking window is typically six to eighteen months out, the Resort was negatively impacted by the loss of the leads historically provided by the GSO which were not able to be replicated by other lead sources in the short window of time between the termination of the Westin Management Agreement on October 31, 2006 and the peak season of 2007, January through April. Since the termination of the Westin Management Agreement, the Resort management teams have made efforts to replicate the GSO lead source with other independent lead sources but the impact of these efforts will not necessarily be realized in the short-term.

Transient room nights were also down due to the loss of the Westin central reservations unit and other transient booking sources and the benefit of an international marketing campaign that was available when the Resort was under the Westin international hotel chain flag.  As we continue to establish Innisbrook as an independent brand and gain exposure in the internet booking arena, we believe we will realize less of a variance in the room nights in the transient sector.  The Resort did realize an increase in the average daily room rate of approximately $13.20 from targeting a more profitable type of guest, which helped mitigate some of the revenue lost due to the reduction in room nights and golf rounds.

During the three months ended March 31, 2007, each of these market segments at the Resort produced a greater aggregate spending level per room night as compared to the three months ended March 31, 2006.  While overall room nights and golf rounds decreased 26.6% and 7.5%, respectively, during the first three months of 2007 as compared to the same period in 2006, overall gross revenue per room night increased by $80.25 to $615.62 from $535.37 while gross golf revenue per round played increased by $9.72 to $150.00 from $140.28.  The fluctuation in gross revenue is discussed in further detail below.

The following table shows utilization of the Resort facilities broken down by department, results of operations and selected Rental Pool statistical data during the three month periods ended March 31, 2007 and March 31, 2006.  This information is shown in thousands, except for statistical data such as the utilization data in the table below:

	Three Months Ended March 31,
	2007	2006	Increase (decrease)	Percentage Change
Utilization of Resort facilities:
Available room nights	51,107	51,067	40	0.1%
Actual room nights
Group	16,284	23,093	(6,809)	(29.5)%
Transient	7,052	8,683	(1,631)	(18.8)%
Total room nights	23,336	31,776	(8,440)	(26.6)%
Food and beverage meals	105,333	158,709	(53,376)	(33.6)%
Golf rounds
Resort guests	20,840	23,421	(2,581)	(11.0)%
Member/guests	12,721	12,858	(137)	(1.1)%
Total golf rounds	33,561	36,279	(2,718)	(7.5)%
Gross revenue per room night	$615.62	$535.37	$80.25	15.0%

	Three Months Ended March 31,
	2007	2006	Increase (decrease)	Percentage Change
Results of operations (in thousands):
Revenues
Hotel	$4,601	$5,845	$(1,244)	(21.3)%
Food and beverage	3,987	5,132	(1,145)	(22.3)%
Golf	5,034	5,089	(55)	(1.1)%
Other	744	946	(202)	(21.4)%
Total revenues	14,366	17,012	(2,646)	(15.6)%
Expenses
Hotel	3,363	4,107	(744)	(18.1)%
Food and beverage	2,632	3,133	(501)	(16.0)%
Golf	2,013	1,856	157	8.5%
Other	2,632	2,895	(263)	(9.1)%
General and administrative	1,120	1,682	(562)	(33.4)%
Depreciation and amortization	536	491	45	9.2%
Total expenses	12,296	14,164	(1,868)	(13.2)%
Operating income	2,070	2,848	(778)	(27.3)%
Other expense	59	—	59	100%
Interest expense, net	260	373	(113)	(30.3)%
Net income	$1,751	$2,475	$(724)	(29.3)%

Selected Rental Pool statistical data:
Average daily distribution	$32.04	$40.03	$(7.99)	(20.0)%
Average room rate	$197.15	$183.95	$13.20	7.2%
Occupancy percentage	45.7%	62.2%	(16.5)	(26.6)%
Average number of available units	568	567	1	(0.0)%

Three months ended March 31, 2007 and 2006.

During the three months ended March 31, 2007, there were 8,440, or 26.6%, fewer occupied room nights as compared to the three months ended March 31, 2006.  There were 1,631 fewer transient room nights and 6,809 less group room nights during the three months ended March 31, 2007 as compared to the three months ended March 31, 2006.  Group room nights consist of conference room nights, or room nights which are booked and correlate to a meeting or convention at the Resort, and transient room nights are room nights which are booked and do not correlate to a meeting or convention at the Resort.  Transient room nights are often booked within 30 days or less from the date of the visit, while group room nights are typically booked no less than 120 days in advance of the date of a visit.  Larger groups typically book 16 to 18 months in advance of a stay.  Transient room nights are often booked as part of golf packages and Internet bookings, among others.  Management believes that the decrease in the room nights, as described in the introductory paragraph above, is attributed to the change in lead and reservation channels from the Westin central reservation unit and their international marketing campaign and other sources available through Westin to independent lead and reservation channels.  This type of change takes time to establish the Innisbrook name as an independent brand and gain appropriate exposure in the Internet and Media market separate from the Westin identity.  Also, the Resort staff has to learn how to maximize the reservation channels available to it as an independent property.

 Total revenue for the Resort was $2,646 less during the three months ended March 31, 2007 than in the same period of 2006. An overall increase in spending by the Resort’s guests, both for rooms (improved average room rates) and by package guests for food and beverages, helped to mitigate the reduction in gross revenue that resulted from the lower number of room nights and decreases in banquet and catering sales in three months ended March 31, 2007 as compared to same period of 2006.  During the same periods, the average room rate increased from $183.95 in 2006 to $197.15 in 2007.  Gross revenue per room night during the three months ended March 31, 2007 was $615.62, as compared to $535.37 for the same period in 2006.

The most significant decrease in revenues at the Resort during the three months ended March 31, 2007 occurred in the Hotel department. Revenues attributable to that category for the three months ended March 31, 2007 decreased by approximately $1,244, or 21.3%, as compared to the same period in 2006. Hotel revenue decreased primarily because of the decrease in aggregate room nights noted above.  Food and Beverage revenues decreased by approximately $1,145, or 22.3%, as a result of  53,376, or 33.6%, fewer meals being served, also referred to as covers, as compared to the three months ended March 31, 2006.   This aggregate decrease in covers served was primarily attributable to the Resort’s banquets, catering and room service, with a combined decrease of approximately 46,870 covers. Covers attributed to the Resort’s casual restaurants and pool service decreased by approximately 6,506. While the aggregate number of covers decreased, revenue per cover increased from $32.34 to $37.85.  The combination of decreased number of covers and increased revenue per cover produced the $1,145 negative variance for the three months ended  March 31, 2007 as compared to the three months ended March 31, 2006.

Golf revenue decreased by approximately $55, primarily as a result of 2,718 fewer rounds of golf played during the three months ended March 31, 2007 as compared to the same period in 2006.  Management believes that approximately 1,200 of that reduction in rounds for the quarter resulted from the fact that the PGA tournament was moved from  October, during which it has been held annually since 2001, to March beginning in 2007.  As a consequence of the Copperhead course being used by the PGA for the tournament, the Resort was unable to sell its golf packages during the week of the March tournament.  Gross golf revenue for the quarter ended March 31, 2007 averaged $150.00 per round, as compared to $140.28 per round for the same period in 2006.  The net decrease in aggregate rounds played was attributed to 2,581 fewer rounds played by the Resort’s transient guests, including packages, coupled with an aggregate decrease of 137 rounds played by Resort members.  The number of total golf rounds played in the three months ended March 31, 2007 was 33,561, compared to 36,279 rounds played in the same period of 2006. Golf revenue does not necessarily increase or decrease exactly in proportion to occupied room nights because golf revenue also includes member dues and fees and day golf group fees, neither of which is directly related to occupied room nights.

Consistent with past periods, we continued to monitor total operating expenses in an attempt to ensure that we control expenses and that the expenses bear a direct correlation to the room nights, food and beverage covers and golf round demand. Aggregate total operating expenses do not generally increase or decrease on a one-to-one basis with total operating revenue because the Resort must carry a minimum fixed operating staff and other support expenses at all times. In those operating departments where the variable costs can best be managed, we manage these costs consistent with room, food and beverage and golf demand. Total Resort operating expenses, before depreciation and amortization and excluding the Rental Pool amortization in hotel operations, decreased by approximately $1,913, or 14.0%, for the three months ended March 31, 2007 as compared to the same period in 2006.  This decrease is primarily attributable to the decrease in room nights and food and beverage covers discussed above.

Depreciation and amortization expense, excluding the Rental Pool amortization included in hotel expenses, was approximately $536 and $491 for the three months ended March 31, 2007 and 2006, respectively.

Interest expense, net of interest income, was approximately $260 and $373 for the three months ended March 31, 2007 and 2006, respectively, and reflects amortization of the discount of our Rental Pool refurbishment liability in the amount of $161 and the interest portion of lease payments amounting to approximately $21.  The defaulted participating mortgage loan that was assumed by us from GHR, our unaffiliated borrower, has an outstanding balance at March 31, 2007 of $39,240 and became non-interest bearing upon our assumption on July 15, 2004.

Other expense of $59 in the three months ended March 31, 2007 represents the accrual of the environmental remediation costs as more fully discussed in Note 8 to the Condensed Combined Financial Statements referred to in Item 1 of this Quarterly Report on Form 10-Q.

The net income for the three months ended March 31, 2007 was approximately $1,751, compared to a net income for the three months ended March 31, 2006 of approximately $2,475.

During the three months ended March 31, 2007, approximately $358 was disbursed for capital projects. Of those disbursed funds, $222 was used to pay lease payments on existing and additional equipment consisting of bellman vehicles, golf cart leases, golf course equipment leases, telephone equipment leases and cable leases and the balance was for various capital improvement projects and replacements throughout the Resort.

Other Matters

On April 25, 2006, we entered into an agreement with Suncoast Charities, Inc., or Suncoast, which provides that Suncoast will lease the Copperhead golf course at the Resort for seven and one half days during the month of March for a PGA TOUR event known as the PODS Championship. Our agreement with Suncoast provides that the tournament will occur each year in March beginning in March 2007 and ending in March 2012. The agreement also provides, among other things, that we will receive a base fee and that we may receive a participation fee in the event if the aggregate ticket sales during any tournament year exceed 115% of the greater of the 2005 tournament ticket sales or the 2006 tournament ticket sales. We do not yet have the final numbers for the March 2007 tournament from Suncoast but our estimates indicate that the ticket sales exceeded the referenced threshold.

On September 28, 2006 we signed a Termination and Release Agreement with Westin whereby the Westin management agreement terminated on October 31, 2006.  The Termination and Release Agreement provides that we pay to Westin, subject to the terms of the management agreement, a termination fee.  The termination fee is now fixed at $5,594 and is due and payable upon the earlier of a sale of the Resort or March 31, 2008.

Contractual Obligations, Contingent Liabilities and Commitments

The following table summarizes our contractual obligations at March 31, 2007, and the effect such obligations are expected to have on our liquidity and cash flow (or upon our successors in interest under the applicable contracts, if the contracts are not terminated) in future periods:

	Payments Due by Period (in thousands)(1)
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Master lease agreement with the condominium owners participating in the Rental Pool	$5,080	$1,065	$3,934	$49	$32
Westin termination fee(2)	5,594	5,594	—	—	—
Troon supplemental fee (3)	800	800	—	—	—
Troon management fee	233	233
Mortgage Note payable to the Operating Partnership	39,240	—	—	—	39,240
Operating and capital leases	1,631	607	898	126	—
Service agreements and other	4,733	1,293	2,439	1,001	—
Working capital advances from the Operating Partnership, net	3,103	—	—	—	3,103
Total of the Resort’s obligations	$60,414	$9,592	$7,271	$1,176	$42,375

(1)             Interest is reflected, as applicable, in the commitments and obligations listed above.

(2)             Pursuant to the terms of the Termination and Release Agreement, the Westin termination fee of approximately $5,594 is due at the earlier of the date of a sale of the Resort or March 31, 2008.   This amount is included in the “Less than 1 year” column due to the fact that we are currently seeking a buyer for the Resort,  although as of May 9, 2007, no binding contract for the sale of the Resort has been executed.

(3)             On February 22, 2007, we sent Troon a notice of termination in regards to the Facilities Management Agreement pursuant to which Troon manages the golf operations at the Resort. We and Troon continue to negotiate the post termination rights of the respective parties including the amount, timing and payment of the supplemental fee.  We intend to manage the golf operations internally following the termination of the Troon Facilities Management Agreement.  Pursuant to the existing Facilities Management Agreement, the supplemental fee is due upon sale of the resort or July 15, 2009, whichever occurs first.  For purposes of this schedule, the Troon supplemental fee is reflected in the “Less than 1 year” column due to the fact that we are currently seeking a buyer for the Resort, although as of May 9, 2007, no binding contract for the sale of the Resort has been executed.

Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations, Contingent Liabilities and Commitments” in our Form 10-K for the year ended December 31, 2006, filed on April 2, 2007, for a description of our contractual obligations.

Liquidity and Capital Resources

The accompanying financial statements have been prepared based on the assumption that we will continue as a going concern.  As of March 31, 2007, the Resort has a working capital deficit of approximately $8,535 primarily due to the fact that the Westin termination fee of $5,594 and the Troon supplemental fee of $800 are classified as current liabilities. See further discussion in Note 5 to the Condensed Combined Financial Statements referred to in Part I, Item 1 of this Quarterly Report on Form 10-Q.  Before this reclassification, the Resort had a working capital deficit of approximately $2,141.  The Resort’s member deficit at March 31, 2007 is $11,600. The Resort reported net income of approximately $1,751 for the three  months ended March 31, 2007.  Since the first three months of the year is the Resort’s highest season, there is still substantial doubt about our ability to continue as a going concern and will depend on the strength of the bookings throughout the remainder of 2007.  The Resort continues to experience seasonal fluctuations in its net working capital position due to the seasonality of the golf industry in Florida. This seasonality impacts our liquidity. In particular, there is generally more available cash during the winter months, specifically in the first quarter. Cash generally becomes very limited in the late summer months. Revenues decline at the Resort during the summer months because the hot Florida weather makes the Resort less appealing for group golf outings and vacation destination golfers. Additionally, unusual weather patterns, such as the hurricanes experienced in Florida in 2004 and those that affected the east coast in 2005, negatively impacted revenues for the Resort in the late summer-early fall season of 2005 and 2006 as groups and guests were hesitant to book reservations on the East Coast during the hurricane season. Weather-related concerns may continue to negatively impact reservations in comparable periods (July through September) of 2007 and subsequent years. The Resort uses seasonal pricing (peak, shoulder and off-peak) to maximize revenues.

Generally, the Resort’s only source of cash is from its operations.  Further, now that the Westin Management Agreement is terminated, we are currently involved in the capital improvement project of upgrading the technological infrastructure of the Resort and replacing certain components which were proprietary to Westin. Our projections indicate that the replacement of these components could require us to make an investment in the range of $1,500 to $2,000.  GTA management continues to work diligently with the Resort’s management team to identify opportunities to improve the cash flow situation at the Resort. Although GTA is currently seeking a buyer for the Resort pursuant to its stockholder-approved plan of liquidation, no binding contract for the sale of the Resort has yet been executed. GTA made intercompany advances to the Resort to support working capital needs in the amounts of $2,000, $400, $650 , $600 and $120 in July 2004, September 2005, November 2005, October 2006, and February 2007, respectively. Further, GTA funded approximately $203 and $33 for the beginning phase of the technological infrastructure capital investment in October 2006 and November 2006, respectively, and entered into a related lease for an investment of approximately $468 in January 2007.  The proceeds of these advances have been fully expended to support the Resort’s operational expense and existing obligations. The Resort repaid to GTA the $120  and the $33 advances from Resort operational cashflow in March 2007.  While current Resort cash flow projections for 2007 indicate we may be in a breakeven cash situation by year end December 31, 2007, a shortfall is anticipated in by late summer to early fall due to certain obligations that the Resort must pay in August and November 2007, including obligations of approximately $1,060 and $728, respectively, for the quarterly rental pool distributions and $412 in both August and November 2007 for the rental pool refurbishment payments. Therefore, a cash infusion of up to approximately $1,000 may be necessary to fund the shortfall.  It may be necessary to draw against its non-revolving credit facility (discussed below) or to receive a cash infusion from GTA in order to fund the shortfall.

On April 10, 2007, we and certain of our affiliates entered into a Business Loan Agreement (the “Loan Agreement”) with Patriot Bank, a community bank, to borrow, on a non-revolving basis, up to the principal amount of  $1,200.  The Loan is secured by a first priority mortgage on three wholly-owned condominium units located at the Resort.  On the Closing Date, we borrowed, pursuant to the Loan Agreement, approximately $20 to pay the closing costs related to the Loan.  Subject to compliance with the Loan Agreement, we have the right to draw down the remainder of the principal amount available under the Loan Agreement over time to finance renovations of the Resort’s restaurants, upgrades of the Resort’s information technology infrastructure, and other Resort improvements or short-term working capital shortfalls.  See further discussion in Note 9 to the Condensed Combined Financial Statements referred to in Part I, Item 1 of this Quarterly Report on Form 10-Q.  Further, the Company continues to seek additional funding sources to manage its seasonal cash flow needs.   If we are unable to either continue to improve our operating cash flows or otherwise obtain more long-term liquidity, then we may be unable to continue as a going concern.

ITEM 3. Quantitative And Qualitative Disclosures About Market Risk

We do not have significant market risk with respect to foreign currency exchanges or other market rates. Our debt to the Operating Partnership is non-interest bearing and, accordingly, fluctuations in interest rates are not expected to affect financial results.  As of May 9, 2007, we currently only have $20 outstanding under the Loan Agreement with Patriot Bank.

ITEM 4. Controls And Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management assesses the costs and benefits of such controls and procedures based upon the prevailing facts and circumstances, including management’s reasonable judgment of such facts. As we neither controlled nor managed the Resort prior to July 15, 2004, our disclosure controls and procedures with respect to such persons and entities were necessarily more limited than those we maintain with respect to our own corporate operations. On July 15, 2004, we took title to the Resort; however, despite the fact that our amended management agreement with Westin provided us with heightened control and access to information, we did not directly assemble the financial information for the Resort (although we have taken steps that we deem to be reasonable under the circumstances to seek to verify such financial information) and consequently, our disclosure controls and procedures with respect to the Resort, while strengthened, were necessarily more limited than those we maintain with respect to our own corporate operations. Since July 15, 2004, we have focused upon integrating operations at the Resort into our disclosure controls and procedures and internal control procedures. In particular, those controls and procedures have been updated to account for the challenges presented by the increased size and scope of our operations now that we own the Resort.  Effective January 1, 2007, we implemented a new general ledger accounting software package, or GL software, at the Resort to replace the former GL software of which the majority of the financial reports were proprietary to Westin.  Our new GL software, know as Aptech, was used at the Resort prior to July 15, 2004 when Westin required that the Resort adopt their GL software.   As a result, the accounting staff is generally familiar with the process and procedures in operating the new GL software.  We do not currently believe that the change in the GL software has materially changed or will materially change our internal control over financial reporting or our disclosure controls and procedures.

The integration of a new business of significant size and scope of operations increases the risk that conditions may have been introduced that we did not anticipate in our design of our systems of control. Any pre-existing deficiencies in the predecessor owner’s financial systems, processes and related internal controls increase the risk that the historical unaudited financial statements of the Resort’s operations and cash flows, which the predecessor owner has provided to us, may not be accurate. We have out of necessity placed a certain amount of reliance on the historical financial information and reports of the Resort’s predecessor owner for the periods prior to July 16, 2004, and relied on the information provided by Westin as manager of the Resort until October 31, 2006. The integration process and the valuation procedures carried out by us in connection with taking title to the Resort prevented the Company from filing the pro-forma and related financial information related to the Resort within the timeframes specified under SEC rules. We have implemented some and continue to work towards implementing various initiatives intended to continue to improve our internal controls and procedures and disclosure controls and procedures, especially to address the systems and personnel issues raised in the course of taking title to the Resort and assuming management of the Resort.

As of March 31, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Management concluded that as of March 31, 2007, our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our Exchange Act reports.

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. Legal Proceedings

In the normal course of our operations, we are subject to claims and lawsuits. We do not believe that the ultimate resolution of such matters will materially impair operations or have an adverse effect on our financial position and results of operations.

Land Use Lawsuit

On March 29, 2005, the Company filed a Motion to Intervene in the suit titled Innisbrook Condominium Association, Inc., C. Frank Wreath, Meredith P. Sauer, and Mark Banning, Plaintiffs vs. Pinellas County, Florida, Golf Host Resorts, Inc. and Innisbrook F LLC, Defendants, Case No. 043388CI-15. This motion was filed in the Circuit Court of the Sixth Judicial Circuit, in and for Pinellas County, Florida, Civil Division and was granted by the Circuit Court.  In this report, the Company refers to this matter as the “Initial Land Use Lawsuit.”   The plaintiffs in the Initial Land Use Lawsuit have filed a multi-count complaint seeking injunctive and declaratory relief with respect to the land use and development rights of a tract of land commonly known as Parcel F, a parcel of land located within the Resort and owned by GHR. The Company filed the Motion to Intervene as a defendant in the Initial Land Use Lawsuit in order to protect its property and its land use and development rights with respect to Parcel F.  On April 26, 2005, Joseph E. Colwell, Marcia G. Colwell, Kirk E. Covert, and Deborah A. Covert and the Autumn Woods Homeowner’s Association, Inc. moved to intervene in the Initial Land Use Lawsuit, which the Court subsequently allowed.  On April 8, 2005, a separate suit was filed by James M. and Mary H. Luckey, and Andrew J. and Aphrodite B. McAdams, against Pinellas County, GHR and Bayfair Innisbrook, LLC seeking injunctive and declaratory relief relating to the land use and development rights of Parcel F.  This suit was consolidated with the Initial Land Use Lawsuit.  In this report, the Company refers to this matter as the “Subsequent Land Use Lawsuit” and to the Initial Land Use Lawsuit and the Subsequent Land Use Lawsuit as the “Land Use Lawsuits.”

From December 19 through December 23, 2005, the Court tried these consolidated cases in a non-jury trial. On March 8, 2006, the Court ruled in favor of the defendants on all counts and denied all claims asserted by the plaintiffs in both Land Use Lawsuits. On March 31, 2006, the plaintiffs in the consolidated cases filed a notice of appeal to the Second District Court of Appeal.  The Appeal Court affirmed per curium the Circuit Court judgment in favor of the defendants on February 28, 2007 and denied the plaintiffs-appellants’ motion for attorney fees.   On March 13, 2007, the plaintiffs filed a motion for the Appeal Court to rehear their claims.   As of May 9, 2007, the Appeal Court has not yet responded to this motion.

Wall Springs Conservatory, Inc. Complaint

On July 13, 2006, Wall Springs Conservatory, Inc., or “Wall Springs,”  filed suit against the Company as successor in interest to GHR in the circuit court of Pinellas County for declaratory relief.  On July 14, 2006, Wall Springs also filed suit against us in the small claims division of the Pinellas County Court in connection with an easement agreement.  We answered both claims, also asserting affirmative defenses and counterclaims in each action.  We then filed a motion to transfer the small claims matter to Circuit Court, which was granted on September 27, 2006.  We then moved to consolidate these two cases.  Our motion to consolidate was granted by the Circuit Court on March 1, 2007.

Property Tax Lawsuit

We filed lawsuits against the property appraiser of Pinellas County Florida, or Pinellas County, to challenge the 2004, 2005 and 2006 real estate assessment on the Resort property. Pinellas County filed a motion to dismiss, which was denied by the court. No trial date has been set. If Pinellas County were to prevail, management believes that there would be no material adverse effect upon our financial statements, as the entire Pinellas County assessment is fully accrued and accounted for at March 31, 2007.

Item 1A. Risk Factors

There has been no material changes in the risk factors disclosed in Part II, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed on April 2, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certification of the Registrant’s President and Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
31.2	Certification of the Registrant’s Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GTA-IB, LLC

Date: May 15, 2007	/s/ W. Bradley Blair, II
W. Bradley Blair, II
President and Chief Executive Officer

Date: May 15, 2007	/s/ Tracy S. Clifford
Tracy S. Clifford
Secretary and Principal Accounting
Officer