Form 10-Q
period 2007-06-30
GTA-IB, LLC
filed 2007-08-16
CIK 1306051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended: June 30, 2007

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

GTA-IB, LLC

FORM 10-Q

FOR THE THREE MONTHS ENDED JUNE 30, 2007

Cautionary Note Regarding Forward-Looking Statements

The following report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Forward-looking statements are statements that predict or describe future events or trends and that do not relate solely to historical matters.  All of our projections in this Quarterly Report on Form 10-Q are forward-looking statements.  You can generally identify forward-looking statements as statements containing the words “believe”, “expect”, “will”, “anticipate”, “intend”, “estimate”, “project”, “assume” or other similar expressions.  You should not place undue reliance on our forward-looking statements because the matters they describe are subject to known (and unknown) risks, uncertainties and other unpredictable factors, many of which are beyond our control.  Our forward-looking statements are based on the limited information currently available to us and speak only as of the date on which this Quarterly Report on Form 10-Q was filed with the Securities and Exchange Commission (the “SEC”).  Our continued internet posting or subsequent distribution of this dated report does not imply continued affirmation of the forward-looking statements included in it.  We undertake no obligation, and we expressly disclaim any obligation, to issue any updates to our forward-looking statements, even if subsequent events cause our expectations to change regarding the matters discussed in those statements.  Future events are inherently uncertain.  Accordingly, our projections in this Quarterly Report on Form 10-Q are subject to particularly high uncertainty.  Our projections should not be regarded as legal promises, representations or warranties of any kind whatsoever.  Over time, our actual results, performance or achievements will likely differ from the anticipated results, performance or achievements that are expressed or implied by our forward-looking statements, and such differences might be significant and harmful to your interests.  Certain factors that could cause such a difference are described under the caption “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q, each of which you should review carefully.

GTA-IB, LLC
CONDENSED COMBINED BALANCE SHEETS
AS OF JUNE 30, 2007 AND DECEMBER 31, 2006
(in thousands)

	June 30, 2007	December 31, 2006*
	(unaudited)

Assets
Current assets	$6,143	$5,296
Property and equipment, net	27,077	27,280
Intangibles, net	14,062	14,906
Other assets	1,889	1,892
Total Assets	$49,171	$49,374
Liabilities
Current liabilities	$9,628	$9,509
Westin termination fee, short-term	5,403	5,594
Troon supplemental fee, short-term	800	800
Long-term debt, less current maturities	42,676	42,771
Other long term liabilities	3,658	4,051
Total Liabilities	62,165	62,725
Member’s Deficit	(12,994)	(13,351)
Total Liabilities and Member’s Deficit	$49,171	$49,374

*Derived from audited combined financial statements.

See accompanying notes to condensed combined financial statements.

GTA-IB, LLC
CONDENSED COMBINED STATEMENTS OF OPERATIONS AND MEMBER’S DEFICIT
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(in thousands) (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues
Hotel	$2,354	$3,444	$6,955	$9,289
Food and beverage	2,205	2,686	6,192	7,818
Golf	3,468	3,527	8,502	8,616
Other	628	602	1,372	1,549
Total revenues	8,655	10,259	23,021	27,272
Expenses
Hotel	2,215	2,843	5,578	6,950
Food and beverage	1,868	1,878	4,500	5,011
Golf	1,908	1,911	3,921	3,767
Other	2,609	2,540	5,241	5,377
General and administrative	840	1,410	1,960	3,152
Depreciation and amortization	566	533	1,102	1,024
Total expenses	10,006	11,115	22,302	25,281
Operating income(loss)	(1,351)	(856)	719	1,991
Interest expense, net	234	370	494	743
Other (income) expense	(191)	—	(132)	—
Net income (loss)	(1,394)	(1,226)	357	1,248
Member’s deficit, beginning of period	(11,600)	(6,015)	(13,351)	(8,489)

Member’s deficit, end of period	$(12,994)	$(7,241)	$(12,994)	$(7,241)

See accompanying notes to condensed combined financial statements.

GTA-IB, LLC
CONDENSED COMBINED STATEMENTS OF CASH FLOWS FOR THE
SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(in thousands) (unaudited)

	Six months ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$357	$1,248
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,762	1,685
Provision for bad debts	(55)	279
Non-cash interest	314	558
Other changes in operating assets and liabilities	(390)	215
Net cash provided by operating activities	1,988	3,985
Cash flows used in investing activities:
Purchases of property and equipment	(214)	(97)
Cash flows from financing activities:
Repayment of long-term debt and capital lease obligations	(908)	(701)
Proceeds from debt	320	—
Net cash used in financing activities	(588)	(701)
Net increase in cash	1,186	3,187
Cash and cash equivalents, beginning of period	932	1,519
Cash and cash equivalents, end of period	$2,118	$4,706

Supplemental Cash Flow Information:
Cash paid for interest	$180	$192
Non-cash financing and investing activities:
Assets acquired through capital leases	$498	$181

See accompanying notes to condensed combined financial statements.

GTA-IB, LLC

FORM 10-Q

NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS

FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(in thousands) (unaudited)

1.   Innisbrook Resort Ownership and Operations

GTA-IB, LLC (the “Company”) is a single member limited liability company owned by GTA-IB Golf Resort, LLC, which in turn is 100 percent owned by Golf Trust of America, L.P. (the “Operating Partnership”). There is no established market for the Company’s membership interests. Golf Trust of America, Inc. (“GTA”) holds a 100 percent interest in the Operating Partnership. GTA GP, Inc. is the sole general partner of the Operating Partnership and owns a 0.2 percent interest therein. GTA LP, Inc. is a limited partner in the Operating Partnership and owns a 99.8 percent interest therein.  Golf Host Resorts, Inc. (“GHR”), an entity affiliated with Starwood Capital Group LLC, is the former owner of the Innisbrook Resort and Golf Club (the “Resort”) and the former borrower under a $79,000 participating mortgage loan funded by the Operating Partnership. This participating mortgage loan was secured by the Resort, cash, undeveloped land at the Resort and 368,365 shares of GTA’s common stock. The Resort is a 72-hole destination golf and conference facility located near Tampa, Florida.

The Company entered into a Settlement Agreement dated July 15, 2004 (the “Settlement Agreement”) with the Operating Partnership and GHR, Golf Hosts, Inc., Golf Host Management, Inc., Golf Host Condominium, Inc. and Golf Host Condominium, LLC. The Settlement Agreement resolved a number of issues between the parties, including GHR’s default under the participating mortgage loan made by the Operating Partnership to GHR in June 1997. As part of the Settlement Agreement, the Company took ownership of the Resort on July 15, 2004. In connection with the Settlement Agreement, the Company entered into a management agreement (the “Westin Management Agreement”) with Westin Management Company South (“Westin”), which provided for Westin’s management of the Resort, and Westin and Troon Golf L.L.C. (“Troon”) entered into a facility management agreement (the “Troon Management Agreement”) providing for Troon’s management of the golf facilities at the Resort.  The current status of the Westin Management Agreement with Westin and the Troon Management Agreement with Troon are discussed below in Notes 5 and 9.

In connection with the Settlement Agreement, the Company assumed control and operation of the rental pool lease operations at the Resort (the “Rental Pool”).  The Rental Pool was operated and controlled by GHR prior to that time. On a year-to-year basis, approximately 500 of the 938 condominium units at the Resort were leased by the Company from the condominium owners and used as hotel accommodations for the Resort pursuant to rental pool lease arrangements. The Company was the lessee under these rental pool lease operation agreements.  Those agreements provided that the Company would distribute a percentage of room revenues to participating condominium owners who permitted the Company to lease their units as hotel accommodations.

The Operating Partnership had previously entered into an agreement with GHR and the prospective purchaser of a parcel of undeveloped land within the Resort, referred to herein as “Parcel F”. This agreement, referred to herein as the “Parcel F Development Agreement”, was executed on March 29, 2004 and amended on August 10, 2005 to add the Company as a party. The Parcel F Development Agreement includes the terms and conditions pursuant to which Parcel F may be developed, and includes restrictions on GHR, the owner of Parcel F, which are designed to avoid interference with the ongoing operations of the Resort.  The Parcel F Development Agreement also contains provisions which the Company believes will increase the Operating Partnership’s ability to better manage the location of the access road for Parcel F.  Our interests in Parcel F were not transferred with the sale of the Resort as described in Note 9, Subsequent Events.

Going Concern

As of June 30, 2007, the Resort had a working capital deficit of approximately $9,688.  Due to the Company’s limited cash resources, the Company was viewed as having substantial doubt as to the Company’s ability to continue as a going concern.  However, since the sale of the Resort was concluded on July 16, 2007, the liquidity and going concern issues were resolved.  See Note 9, Subsequent Events, for further discussion.

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

Principles of Combination

The financial statements and footnotes reflect the combined financial results of the Company, GTA-IB Condominium, LLC and GTA-IB Management, LLC. These legal entities are all wholly owned subsidiaries of the Operating Partnership. GTA-IB Condominium, LLC held the title to three condominium units at the Resort that participate in the Rental Pool.  GTA-IB Management, LLC is the entity that employed substantially all of the employees working at the Resort. There are no other operations of GTA-IB Condominium, LLC and GTA-IB Management, LLC. The Company held title to the Resort and is the entity in which all of the Resort operations were recorded. All intercompany transactions and account balances have been eliminated in combination.

Interim Statements

The accompanying condensed combined financial statements have been prepared in accordance with (a) accounting principles generally accepted in the United States of America (“GAAP”), and (b) the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements have not been audited by an independent registered accounting firm; however, they include adjustments (consisting of normal recurring adjustments) which are, in the judgment of management, necessary for a fair presentation of financial condition, results of operations and cash flows for the interim periods presented. However, these results are not necessarily indicative of results for any other interim period or for the full year. In particular, it is important to note that the Company’s business is seasonal.

Certain information and footnote disclosures normally included in financial statements in accordance with GAAP have been omitted as allowed in quarterly reports by the rules of the SEC. Management believes that the disclosures included in the accompanying interim financial statements and footnotes are adequate to make the information not misleading, but also believes that these statements should be read in conjunction with the summary of significant accounting policies and notes to the combined financial statements included in our Form 10-K for the fiscal year ended December 31, 2006, filed on April 2, 2007.

3.   Property and Equipment

Property and equipment consists of the following:

	June 30, 2007	December 31, 2006
	(unaudited)
	(in thousands)

Land	$1,968	$1,968
Buildings	14,734	14,734
Golf course improvements	7,583	7,552
Machinery and equipment	7,365	6,761
Construction in process	77	—
	31,727	31,015
Less accumulated depreciation	(4,650)	(3,735)
	$27,077	$27,280

At June 30, 2007, machinery and equipment includes certain equipment with a net book value of $1,090 recorded under capital leases. Depreciation expense amounted to approximately $474 and $400 for the three months ended June 30, 2007 and 2006, respectively.  Depreciation expense amounted to $918 and $792 for the six months ended June 30, 2007 and 2006, respectively.

4.   Intangibles and Other Assets

Intangible assets represent the value of the following as of July 15, 2004: (a) the water contract that provides irrigation water for the golf courses at no charge (up to certain specified limits), (b) the Rental Pool, (c) the guest room bookings, (d) the club memberships, and (e) the trademark and tradename of “Innisbrook”.  The intangible assets are being amortized over the specific term or benefit period of each related contract.

Intangible Assets	Amortization Period	June 30, 2007	December 31, 2006
		(unaudited)
		(in thousands)

Rental Pool	89.5 months (through December 31, 2011)	$9,870	$9,870
Guest Bookings	Less than 24 months (fully amortized as of June 30, 2007)	1,100	1,100
Club Memberships	144 months	4,400	4,400
Water Contract	None since renewable in perpetuity	2,300	2,300
Trade Name	None since renewable in perpetuity	2,500	2,500
		20,170	20,170
Less accumulated amortization		(6,108)	(5,264)
		$14,062	$14,906

Amortization expense amounted to approximately $422 and $464 for the three months ended June, 2007 and 2006, respectively.  Amortization expense amounted to approximately $844 and $893 for the six months ended June, 2007 and 2006, respectively.  Of these amounts, approximately $330 for both the three months ended June 30, 2007 and 2006, respectively, and $660 for both the six months ended June 30, 2007 and June 30, 2006, respectively, are included in hotel expenses and are not included in depreciation and amortization in the Condensed Combined Statements of Operations. Anticipated amortization expense for the next five years and thereafter is set forth in the table below:

Year	Principal
(in thousands) (unaudited)
July 1 through December 31, 2007	$844
2008	1,688
2009	1,688
2010	1,688
2011	1,688
Thereafter	1,666
Total	$9,262

Other assets include the Company’s interest in the net proceeds from the sale of Parcel F.  The value of our primary other asset, Parcel F, was reduced from $2,200, which was the derived value at July 15, 2004, to $1,490 due to the fact that $710 of this value was transferred to GTA pursuant to the terms of the amended agreement with the owner of Parcel F.  Also included in other assets are certain design fees for the refurbishment program, utility deposits and club member initiation fees. The Company had a contractual right to be reimbursed for these design fees by the Rental Pool participants in the form of a deduction from the quarterly Rental Pool refurbishment payments.  Utility deposits remained on account and were refundable to the Company upon the sale of the Resort.  The club initiation fees are paid by the club members quarterly, but in no event greater that two years from the date of membership activation.  The amount of initiation fees listed below represent the payments due greater than one year from the respective balance sheet dates.

	(in thousands)
Other Assets	June 30, 2007	December 31, 2006
	(unaudited)

Parcel F proceeds (estimated)	$1,490	$1,490
Deferred interest costs, net	20	—
Refurbishment design fees	175	201
Utility deposits	128	155
Club initiation fess	76	44
Other	—	2
Total	$1,889	$1,892

5.   Current Liabilities

Current liabilities consist of the following:

	June 30, 2007	December 31, 2006
	(unaudited)
	(in thousands)

Accounts payable	$2,427	$2,584
Accrued payroll costs	1,303	1,182
Other payables and accrued expenses	1,503	1,763
Deposits and deferred revenue	1,994	2,212
Patriot Bank debt	320	—
Current portion of capital leases	445	344
Current portion of refurbishment liability	1,636	1,424
Subtotal current liabilities	9,628	9,509
Troon supplemental fee	800	800
Westin termination fee	5,403	5,594
Total current liabilities	$15,831	$15,903

On April 10, 2007, the Company and certain of its affiliates entered into a Business Loan Agreement (the “Loan Agreement”) with Patriot Bank, a community bank, to borrow, on a non-revolving basis, up to a principal amount of $1,200 (the “Loan”).  The Loan was secured by a first priority mortgage on three wholly-owned condominium units located at the Resort.  On April 12, 2007, the Company borrowed, pursuant to the Loan Agreement, approximately $20 to pay the closing costs related to the Loan.  Subject to compliance with the Loan Agreement, the Company had the right to draw down the remainder of the principal amount available under the Loan Agreement over time to finance renovations of the Company’s restaurants, information technology infrastructure upgrades at the Resort, other property improvements at the Resort and short-term working capital shortfalls of the Company or the Resort.

The Loan bore interest at the floating Wall Street Journal Prime rate and provided for interest only payments through December 31, 2007.  Beginning with the monthly payment due on January 31, 2008, the Loan Agreement required principal and interest payments based on a twenty year amortization schedule.  There was no prepayment penalty for early repayment.

Among other terms, the Loan Agreement contained representations, warranties and covenants of the Company with respect to matters such as ownership of the condominium units serving as collateral, the future delivery of reports to the lender, the absence of defaults by the Company under other agreements and compliance with applicable laws and government regulations.

As of June 30, 2007, the amount outstanding against this Loan was approximately $320.  See Note 9, Subsequent Events, for further discussion.

Westin Management Company South and Troon Golf L.L.C.

The Westin Management Agreement between the Company and Westin provided that Westin would manage the Resort for a fee equal to 2.2% of the Resort’s gross revenue. Contemporaneously with the signing of the Westin Management Agreement in July 2004, Westin entered into a management contract with Troon pursuant to which Troon was to manage the golf facilities of the Resort for a fee payable by the Company equal to 2% of the Resort’s gross golf revenue.  The Company paid monthly management fees to Westin and Troon. By mutual agreement, on September 28, 2006, the Company, Westin and GTA, as guarantor, entered into a Termination and Release Agreement (the “Westin Termination Agreement”), pursuant to which the Company, GTA and Westin agreed to terminate the Westin Management Agreement as of October 31, 2006.  In addition to the termination of the Westin Management Agreement, the Westin Termination Agreement provided that (a) on or prior to October 3, 2006, the Company or GTA would deposit $600 in the Resort’s operating account (which GTA did) to be used in part to pay to Westin certain unpaid fees and charges which have accrued under the Westin Management Agreement, (b) on or prior to the earlier of March 31, 2008, or any sale of the Resort by the Company and GTA, the Company would pay to Westin the termination fee of approximately $5,594, and (c) Westin would permit the Company and GTA to continue to access Westin’s “SAP” accounting system for the operation of the Resort until March 31, 2007 (which they did) for a total charge of $6.  The Company and Westin agreed to reduce the termination fee to approximately $5,403, contingent upon the closing of the sale of the Resort, as described in the Company’s Form 8-K filing dated June 29, 2007.  Subsequent to the termination of the Westin Management Agreement, the Company and GTA had been managing the Resort operations internally.    See Note 9, Subsequent Events, for further discussion.

Troon Supplemental Fee

The July 15, 2004 Troon Management Agreement between Westin and Troon, which the Company assumed as a result of the Westin termination, provided for the payment of a supplemental fee to Troon, subject to the terms and conditions set forth in that agreement, of $800.  The Company had until November 30, 2006 to decide whether to assume or terminate the management agreement with Troon for Troon to continue to manage the golf facilities of the Resort.   The Company and Troon agreed to extend the Troon Management Agreement for ten-day incremental periods subsequent to November 30, 2006.  On February 22, 2007, the Company sent Troon a notice of termination regarding the Troon Management Agreement.   See Note 8, Commitments and Contingencies, and Note 9, Subsequent Events, for further discussion.

6.  Long-Term Debt

The Company’s long-term debt consists of the following:

	June 30, 2007	December 31, 2006
	(unaudited)
	(in thousands)

Non-interest bearing mortgage note due to the Operating Partnership, maturing in June 2027	$39,240	$39,240
Advances from the operating partnership, net	2,806	3,103
Long-term portion of capital leases	630	428
	$42,676	$42,771

Leases

The Company leases equipment under capital and operating leases.  Future minimum lease payments under leases in excess of one year are as follows:

	Capital	Operating
July 1 through December 31, 2007	$262	$126
2008	459	195
2009	238	—
2010	126	—
Thereafter	155	—
Total	1,240	$321
Less amount representing interest	(165)
Total	1,075
Less current portion	(445)
Long-term portion	$630

7.              Other Long-Term Liabilities

The Company’s Other Long-Term Liabilities consist of the following:

	June 30, 2007	December 31, 2006
	(unaudited)
	(in thousands)

Master lease refurbishment obligation – long term portion	$2,218	$2,830
Deferred membership initiation fees and dues	1,440	1,221
	$3,658	$4,051

Master Lease Refurbishment Obligation

On July 16, 2004, the Company recorded a liability of $4,532 for the refurbishment program (the “Refurbishment Program”) pursuant to the master lease agreement (“MLA”) of the Rental Pool.  This liability represented the Company’s obligation to pay to the various participants in the Rental Pool an amount equal to 50% of the cost to refurbish their respective units, and was recorded at the then net present value (calculated at a discount rate of 15%) of the total principal payments of $7,273.  Principal and interest payments were due quarterly over the repayment period of the program, beginning with the first quarter of 2005 and ending with the fourth quarter of 2009. Interest on this liability accrued at a rate of 5% and was paid quarterly. Amortization of the discount was to be charged to interest expense ratably over the period from January 1, 2005 through December 31, 2009.

In addition, the Company agreed to provide a refurbishment reimbursement to the respective condominium owners for units placed into the Rental Pool during 2005.  The owners of these units were to be paid 25% of their refurbishment investment, with interest at 2.5% per annum.  The owners of these units received interest and would have received principal payments beginning in 2008 and ending in 2012 for total principal payments of approximately $108.

The amortization charged to interest expense was $153 and $180 for the three months ended June 30, 2007 and 2006, respectively.  Amortization expense charged to interest expense was $314 and $357 for the six months ended June 30, 2007 and 2006.  The net present value of this liability is $3,854 and $4,254 as of June 30, 2007 and December 31, 2006, respectively, of which $1,636 and $1,424, respectively, is included in current liabilities (see Note 5, Current Liabilities, for further discussion).

The corresponding benefit to the Resort from the Refurbishment Program was included in the valuation of the Rental Pool intangible asset, which was being amortized over the term of the MLA that expires in 2011. Minimum undiscounted unpaid principal payments on the Refurbishment Program at June 30, 2007 are as follows:

Year	Amount
(in thousands)
July 1 through December 31, 2007	$712
2008	1,790
2009	2,151
2010	22
Thereafter	59
Total undiscounted principal payments	4,734
Less: net present value discount	(880)
Total	$3,854

The Company’s obligation to reimburse the Rental Pool participants for their refurbishment expenses was contingent on the units remaining in the Rental Pool from the time of their refurbishment through 2009. If the unit did not remain in the Rental Pool during the reimbursement periods discussed above, the owner or successor owner would forfeit any unpaid installments at the time the unit was removed from the Rental Pool.

See Note 9, Subsequent Events, for further discussion.

8.  Commitments and Contingencies

Employee Benefit Plans

The Company maintains a defined contribution Employee Thrift and Investment Plan, which provides retirement benefits for all eligible employees, including employees of GTA-IB Operations, LLC, who have elected to participate. Employees must fulfill a 90-day service requirement to be eligible to participate in this plan. The Company currently matches one half of the first 6% of the contributions of each employee The Company made contributions of approximately $42 and $43 for the three months ended June 30, 2007 and 2006, respectively.  For the six months ended June 30, 2007 and 2006, the Company made contributions of $91 and $106, respectively.

Westin Management Company South and Troon Golf L.L.C.

See Note 5 for discussion of the Westin termination fee obligation and the Troon supplemental fee obligation.

For the three and six months ended June 30, 2007 and 2006, the management fees incurred under the Westin and Troon Management Agreements are reflected in the table below:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
			(in thousands) (unaudited)
Westin	$—	$231	$—	$595
Troon	—	70	101	172
Total	$—	$301	$101	$767

Property Tax Lawsuit

The Company has filed lawsuits against the property appraiser of Pinellas County, Florida to challenge the 2004, 2005 and 2006 real estate assessment on the Resort property. Pinellas County filed a motion to dismiss, which was denied by the court. Discovery is in process and no trial date has been set. If Pinellas County were to prevail, management believes that there would be no material adverse effect upon our financial statements, as the entire Pinellas County assessment is fully accrued and accounted for at June 30, 2007.  See Note 9, Subsequent Events, for further discussion.

Wall Springs Conservatory, Inc. Complaint

On July 13, 2006, Wall Springs Conservatory, Inc. (“Wall Springs”) filed suit against the Company, as successor in interest to GHR, in the circuit court of Pinellas County for declaratory relief regarding interpretation of certain contractual language defining which party has the authority to assign and allocate club memberships.  Wall Springs is the developer of the Highlands of Innisbrook, a single family residential community adjacent to the Resort.  The agreement with GHR included a provision for the sale of up to 52 discounted full golf memberships of the Resort.  The Company and the developer are in disagreement as to which party has the right to control the ultimate assignment of the 52 memberships.  On July 14, 2006, Wall Springs also filed suit against us in the small claims division of the Pinellas County Court in connection with an easement agreement.  The Company answered both claims, also asserting affirmative defenses and counterclaims in each action.  The Company then filed a motion to transfer the small claims matter to Circuit Court, which was granted on September 27, 2006.  The Company then moved to consolidate these two cases.  Our motion to consolidate was granted by the Circuit Court on March 1, 2007.  At this time, the Company is unable to assess the likely outcome of this litigation.  The parties have begun the discovery process, but no trial date has been set by the Court.

Environmental Remediation

The Florida Department of Environmental Protection (“DEP”) conducted a site inspection at the Resort on June 24, 2003. The Resort was found to have improperly disposed of waste paint and solvents and failed to properly store waste lamps and used oil and oil filters in properly labeled containers. The predecessor owner entered into a Consent Order wherein the DEP agreed to a reduced civil penalty of $22, and allowed the predecessor owner to offset 80% of this reduced civil penalty with credits obtained through the implementation of a pollution control project and a process of ongoing self-monitoring and reporting of environmental conditions to the DEP. The DEP determined that an above ground self-contained storage tank system at the Resort qualifies for this credit. The Resort installed the system and, on an ongoing basis, continues to monitor the environmental conditions at the Resort and to report these conditions to the DEP. As part of the ongoing self-monitoring and reporting process, the Resort engaged a third party, URS Corporation, to develop a Site Assessment Report and monitor the environmental conditions noted in the DEP Consent Order.  The final formal proposal from URS Corporation was received on April 6, 2007 and was subsequently approved by the DEP.  The actual cost for the remediation was approximately $59.  URS Corporation completed the work in May 2007.  This amount is accrued as of June 30, 2007.  Additional testing will be completed. If tests remain favorable, this should conclude the process. Obligations with respect to this matter were assumed by Salamander in connection with the sale of the Resort.

9.  Subsequent Events

GTA announced on June 25, 2007, that the Company and certain of its affiliated entities entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Salamander Innisbrook Securities, LLC, Salamander Innisbrook Condominium, LLC , and Salamander Innisbrook, LLC (collectively, “Salamander”) providing for the acquisition by Salamander of the business (the “Business”) of the Resort, certain related assets and liabilities and the Company’s equity interest in Golf Host Securities, Inc.  The sale of the Resort was completed on July 16, 2007 and, in addition to the assumption of certain liabilities relating to the Resort and the Business, Salamander paid to GTA $35,000 in cash plus $4,000 to be used to settle certain obligations, subject to certain adjustments.

On July 16, 2007, GTA, the Company, the Operating Partnership, GTA-IB Golf Resort, LLC, GTA-IB Condominium, LLC and GTA-IB Management, LLC completed the sale of the Business of the Resort and all of GTA-IB Golf Resort, LLC’s equity interest in Golf Host Securities, Inc. to Salamander pursuant to the Asset Purchase Agreement dated June 25, 2007.  The purchase price received by the Company from Salamander was approximately $35,000 in cash, plus (a) $4,000 to be used to settle certain obligations, and (b) the assumption of certain liabilities.  The purchase price is subject to certain post-closing working capital adjustments, as set forth in the Asset Purchase Agreement.  The Asset Purchase Agreement also provided for a holdback for accounts receivable and a $2,000 escrow for GTA’s and the Company’s indemnification liabilities.

As part of the sale of the Business, Salamander has assumed operation and control of the Rental Pool.  The Rental Pool obligated the Company to make quarterly distributions of a percentage of room revenues to participating owners under MLA.  The MLA also entitled participating owners to 50% reimbursement of the refurbishment costs of their units.  In addition to reimbursement by Salamander of such obligations since January 1, 2007 in the amount of $844,498, obligations in connection with the Refurbishment Program, along with all other obligations under the MLA, were assumed by Salamander upon the closing of the Asset Purchase Agreement.  Also, all capital and operating lease obligations of the Resort were assumed by Salamander upon the closing of the Asset Purchase Agreement.

On July 13, 2007, the Company and Troon entered into a Facilities Management Agreement Termination Agreement (the “Troon Termination Agreement”) pursuant to which the Troon Management Agreement was terminated.  The Troon Termination Agreement also provided for the payment to Troon of $177 in accrued and unpaid fees and reimbursable expenses and the supplemental fee of $800 contemporaneous with the sale of the Resort.

Also contemporaneously with the closing of the sale of the Resort, (a) all outstanding accrued and unpaid amounts were paid to Pinellas County for property taxes, in the approximate amount of $343, (b) the renegotiated Westin termination fee of $5,403, as described in Note 5 above, was paid to Westin, (c) the supplemental fee of $800 was paid to Troon, and (d) the Patriot Bank loan was repaid and cancelled.  With regard to the property taxes, the Company intends to continue to pursue the respective lawsuits to recover these amounts from the Pinellas County.  See Notes 5, Current Liabilities, and 8, Commitments and Contingencies, for further discussion.

Parcel F, which is owned by GHR, remains under contract for sale.  Pursuant to the sale agreement, the sale is expected to close on or about August 31, 2007.

INNISBROOK RENTAL POOL LEASE OPERATION
CONDENSED BALANCE SHEETS
AS OF JUNE 30, 2007 AND DECEMBER 31, 2006
(in thousands)

	June 30, 2007	December 31, 2006*
	(unaudited)

DISTRIBUTION FUND
Assets
Receivable from GTA–IB, LLC for distribution	$850	$845
Interest receivable from maintenance escrow fund	27	27
Total assets	$877	$872
Liabilities
Due to Rental Pool participants for distribution	$670	$660
Due to maintenance escrow fund	207	212
Total liabilities	$877	$872
MAINTENANCE ESCROW FUND
Assets
Cash and cash equivalents	$309	$234
Short-term investments	1,900	1,900
Receivable from distribution fund	207	211
Inventory	—	25
Interest receivable	29	35
Total assets	$2,445	$2,405
Liabilities and participants’ fund balances
Accounts payable	$15	$21
Interest payable to distribution fund	27	26
Carpet care reserve	84	75
Rental Pool participants’ fund balances	2,319	2,283
Total liabilities and Rental Pool participants’ fund balances	$2,445	$2,405

*Derived from audited combined financial statements.

See accompanying notes to these condensed financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION
CONDENSED STATEMENTS OF CHANGES IN PARTICIPANTS’ DISTRIBUTION FUND BALANCES
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(in thousands) (unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
DISTRIBUTION FUND
Balance, beginning of period	$—	$—	$—	$—
Additions:
Amounts available for distribution	850	1,203	2,487	3,247
Interest received or receivable from Maintenance Escrow Fund	27	23	54	41
Reductions:
Amounts withheld for Maintenance Escrow Fund	(207)	(304)	(510)	(706)
Distribution accrued or paid to Rental Pool participants	(670)	(922)	(2,031)	(2,582)
Balance, end of period	$—	$—	$—	$—

See accompanying notes to these condensed financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION
CONDENSED STATEMENTS OF CHANGES IN PARTICIPANTS’ MAINTENANCE ESCROW FUND BALANCES
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(in thousands) (unaudited)

	Three months Ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
MAINTENANCE ESCROW FUND
Balance, beginning of period	$2,300	$2,222	$2,283	$1,975
Additions:
Amounts withheld from occupancy fees	207	304	510	706
Interest earned	27	23	54	41
Charges to Rental Pool participants to establish or restore escrow balances	34	135	79	310
Reductions:
Maintenance charges	(208)	(303)	(504)	(518)
Carpet care reserve deposit	(9)	(15)	(24)	(35)
Interest accrued or paid to Distribution Fund	(27)	(23)	(54)	(41)
Refunds to Rental Pool participants pursuant to the Master Lease Agreements	(5)	(63)	(25)	(158)
Balance, end of period	$2,319	$2,280	$2,319	$2,280

See accompanying notes to these condensed financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(in thousands) (unaudited)

	Three months Ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
DISTRIBUTION FUND
Gross revenue	$2,318	$3,372	$6,868	$9,127
Deductions:
Agents’ commissions	42	132	245	427
Resort fees	—	120	—	231
Credit card fees	53	78	157	210
Professional fees	6	6	12	12
Uncollectible room rents	1	36	2	36
Linen replacements	12	15	46	90
Rental pool complimentary fees	1	1	1	1
	115	388	463	1,007
Adjusted gross revenue	2,203	2,984	6,405	8,120
Amount retained by lessee	(1,322)	(1,790)	(3,843)	(4,872)
Gross income distribution	881	1,194	2,562	3,248
Adjustments to gross income distribution:
General pooled expense	—	(4)	(1)	(6)
Corporate complimentary occupancy fees	3	7	9	13
Interest	(3)	(3)	(6)	(6)
Occupancy fees	(230)	(338)	(566)	(785)
Advisory committee expenses	(48)	(44)	(105)	(97)
Net income distribution	603	812	1,893	2,367
Adjustments to net income distribution:
Occupancy fees	230	338	566	785
Hospitality suite fees	1	1	3	1
Associate room fees	15	52	26	94
Available for distribution to participants	$849	$1,203	$2,488	$3,247

See accompanying notes to these condensed financial statements.

INNISBROOK RENTAL POOL LEASE OPERATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(in thousands)(unaudited)

1.             Rental Pool Lease Operations

Organization and Operations

The Company is a single member limited liability company, wholly owned by GTA-IB Golf Resort, LLC. GTA-IB Golf Resort, LLC is itself a wholly owned subsidiary of the Operating Partnership. There is no established market for the Company’s membership interests. The preceding condensed financial statements of the Rental Pool and the Resort are for the periods ended June 30, 2007 and 2006.  The Rental Pool consists of condominiums at the Resort which are leased by the Company from their owners and used as hotel accommodations for the Resort.

Historically, the predecessor owner, GHR, and the Company have offered several different programs to the condominium owners who are eligible to participate in the Rental Pool (the “Rental Pool Participants”). Effective January 1, 2002, GHR offered a new Master Lease Agreement (“NMLA”) which permitted all Rental Pool Participants the opportunity to convert to the NMLA from any prior agreement they were participating in at that time.  In addition, the NMLA provides that on an annual basis each Rental Pool Participant may elect to participate in the Rental Pool for the following year by signing an Annual Lease Agreement (“ALA”). Any Rental Pool Participant who does not sign the ALA is not permitted to participate in the Rental Pool for the following year.  Under the NMLA, 40% of the Adjusted Gross Revenues, as defined in the NMLA, are distributed to the Rental Pool Participants and the remaining 60% is retained by the Company.

The Rental Pool condensed financial statements consist of the Distribution Fund and the Maintenance Escrow Fund as defined in the NMLA.

The Distribution Fund accounts for the sharing of the Rental Pool Participants’ portion of Adjusted Gross Revenues in accordance with the NMLA.

The Maintenance Escrow Fund accounts for amounts set aside in accordance with the NMLA for the ongoing maintenance of the condominium units participating in the Rental Pool.

The Condensed Statements of Operations reflects the aggregate Rental Pool Participants’ earnings as a result of participating in the Rental Pool. In accordance with the NMLA, the Company and the Rental Pool Participants share Adjusted Gross Revenues.  Adjusted Gross Revenues are defined in the NMLA as gross room revenues from the units participating in the Rental Pool, less certain defined costs.

In addition, GHR agreed in the NMLA to reimburse the Rental Pool Participants who were originally participating in the NMLA an amount up to 50% of the actual unit refurbishment costs, plus interest at a rate of 5% per annum on such amounts, beginning in 2002.  For newly refurbished units entering the Rental Pool during 2005, the Company agreed to reimburse the Rental Pool Participants who entered the rental pool pursuant to the NMLA an amount up to 25% of the actual unit refurbishment costs, plus interest at a rate of 2.5% per annum, beginning in 2005.  The obligation to reimburse the refurbishment costs and pay interest thereon applies only if certain minimum participation thresholds are maintained. The Company assumed the obligations of GHR under the NMLA and subsequent ALA’s, or, collectively, the Agreements.

Maintenance Escrow Fund Accounts

The NMLA generally provides that 90% of the occupancy fees earned by each Rental Pool Participant are ultimately deposited in that Rental Pool Participant’s Maintenance Escrow Fund account. This account provides funds for payment of amounts that are due from Rental Pool Participants under the Agreements for maintenance and refurbishment services for or related to their condominium units. In the event that a Rental Pool Participant’s balance falls below the amount necessary to provide adequate funds for maintenance and replacements, the Rental Pool Participant is required to restore the escrow balance to a defined minimum level. The NMLA requires that specific fund balances must be maintained, by unit type, size and age of refurbishment, as defined in the applicable Agreement. Under the NMLA, a percentage of the occupancy fees are deposited into the carpet care reserve in the Maintenance Escrow Fund.  The portion of the Maintenance Escrow Fund representing the carpet care reserve is expected to be used to pay the expense of carpet cleaning for all Rental Pool Participants. This percentage is estimated to provide the amount necessary to fund carpet cleaning expenses and may be adjusted annually through mutual agreement of the Company and the participants. The amounts expended for carpet care were approximately $7, $5, $14 and $12 for the three months and six months ended June 30, 2007 and 2006, respectively.

The Lessors’ Advisory Committee (“LAC”), subject to the restrictions contained in the Agreements, invests the Maintenance Escrow Fund on behalf of the Rental Pool Participants. The LAC consists of nine Rental Pool Participants who are elected to advise the Company on Rental Pool matters and to negotiate amendments to the lease agreement, the ALA’s, and the NMLA. Income earned on the investments of the Maintenance Escrow Fund is allocated proportionately to the respective Maintenance Escrow Fund accounts of the Rental Pool Participants and paid quarterly through the Distribution Fund.   At June 30, 2007 and December 31, 2006, the Maintenance Escrow Fund held certificates of deposit of $1,900 and $1,900, respectively, with maturity terms ranging from six months to twelve months and bearing interest at rates from 5.0% to 5.2% at June 30, 2007.  At June 30, 2007 and December 31, 2006, the carrying value of these investments approximates fair value.

Going Concern

The continuation and success of the Rental Pool is contingent upon the continuation of the operations of the Resort. In turn, the success of the Resort’s operations is contingent upon the continued participation of condominium owners in the Rental Pool. The Company reported a loss from operations of approximately $1,394 and net income of approximately $357 for the three and six months ended June 30, 2007, respectively; however, the impact of seasonality on the Resort’s operations and the projections of the Resort’s cash flow through the end of 2007 raised substantial doubt about the Company’s ability to continue as a going concern.  However, since the sale of the Resort was concluded on July 16, 2007, the liquidity and going concern issues related to the Company were resolved, as more fully described in Note 9, Subsequent Events, to the Condensed Combined Financial Statements of the Company above.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We were formed on December 30, 2002 as a wholly-owned subsidiary of GTA-IB Golf Resort, LLC, which in turn is a wholly-owned subsidiary of the Operating Partnership.  The Operating Partnership is the operating partnership of GTA. GHR is the former unaffiliated owner of the Resort and the former borrower who defaulted under a $79,000 participating mortgage loan funded by the Operating Partnership in June 1997.

We and the Operating Partnership entered into a Settlement Agreement, dated July 15, 2004, with GHR, Golf Hosts, Inc., Golf Host Management, Inc., Golf Host Condominium, Inc. and Golf Host Condominium, LLC. The Settlement Agreement resolved a number of issues between the parties, including GHR’s default under the $79,000 loan made by the Operating Partnership to GHR in June 1997. As part of the Settlement Agreement, we took ownership of the Resort effective at the close of business on July 15, 2004. Also, in connection with the Settlement Agreement, we entered into the Westin Management Agreement providing for Westin’s management of the Resort, which was terminated on October 31, 2006.  In addition, Westin and Troon entered into the Troon Management Agreement setting forth the terms of Troon’s management of the golf facilities at the Resort.  See further discussion in Note 5 to the Condensed Combined Financial Statements in Item 1 of this Quarterly Report on Form 10-Q.

The Operating Partnership had previously entered into an agreement with GHR and the prospective purchaser of Parcel F. The Parcel F Development Agreement was executed on March 29, 2004 and amended on August 10, 2005 to add us as a party.  The Parcel F Development Agreement sets forth the terms and conditions pursuant to which Parcel F may be developed and includes restrictions on GHR, as the owner of Parcel F, which are designed to avoid interference with the operations of the Resort.  The Parcel F Development Agreement also contains provisions which we believe will increase the Operating Partnership’s ability to better manage the location of the access road for Parcel F.  See Part II, Item 1. Legal Proceedings, below, for more information.  Our interests in Parcel F were not transferred with the sale of the Resort described below.

On July 16, 2007, GTA, the Company, the Operating Partnership, GTA-IB Golf Resort, LLC, GTA-IB Condominium, LLC and GTA-IB Management, LLC completed the sale of the Business of the Resort and all of GTA-IB Golf Resort, LLC’s equity interest in Golf Host Securities, Inc. to Salamander pursuant to the Asset Purchase Agreement dated June 25, 2007.  The purchase price received by the Company from Salamander was approximately $35,000 in cash, plus (a) $4,000 to be used to settle certain obligations, and (b) the assumption of certain liabilities.  The purchase price is subject to certain post-closing working capital adjustments, as set forth in the Asset Purchase Agreement.  The Asset Purchase Agreement also provided for a holdback for accounts receivable and a $2,000 escrow for GTA’s and the Company’s indemnification liabilities.

See further discussion in Note 9 to the Condensed Combined Financial Statements referred to in Item 1 of this Quarterly Report on Form 10-Q.

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

The Resort had lower realized revenue, fewer room nights and fewer golf rounds during the three months and six months ended June 30, 2007 than during the corresponding periods in 2006. The decrease in realized revenue is directly attributable to the reduction in aggregate room nights, described below, for both the group and transient market sectors.  The decrease in aggregate room nights in the group sector was primarily due to 3,000 room nights that booked in the first quarter of 2006 that the Resort chose to decline for the first quarter of 2007 because it was not profitable business for the Resort.  The balance of the variance was due to groups that are on a regional rotation for their respective meetings.  The Resort was not able to replace these room nights with other group bookings.  Under the Westin Management Agreement, which terminated on October 31, 2006, the Resort had access to the Westin Global Sales Office (the “GSO”), which provided group booking leads to the Resort.  Since the group booking window is typically six to eighteen months out, the Resort was negatively impacted by the loss of the leads historically provided by the GSO, which were not able to be replicated by other lead sources in the short window of time between the termination of the Westin Management Agreement on October 31, 2006 and the peak season of 2007, January through April. Since the termination of the Westin Management Agreement, the Resort management teams had made efforts to replicate the GSO lead source with other independent lead sources but the impact of these efforts was not realized in the short-term.

Transient room nights were also down due to the loss of the Westin central reservations services and other transient booking sources and the benefit of an international marketing campaign that was available when the Resort was under the Westin international hotel chain flag.  As we continued to establish Innisbrook as an independent brand and gain exposure in the internet booking arena, we believed we would realize less of a variance in the room nights in the transient sector.  The Resort did realize an increase in the overall average daily room rate of approximately $8.37, for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006, from targeting a more profitable type of guest, which helped mitigate some of the revenue lost due to the reduction in both room nights and golf rounds.

During the six months ended June 30, 2007, each of the market segments at the Resort discussed below produced a greater aggregate spending level per room night as compared to the six months ended June 30, 2006.  While overall room nights, meals served and golf rounds played decreased 28.7%, 30.9% and 5.8%, respectively, during the first six months of 2007 as compared to the same period in 2006, overall gross revenue per room night increased by $90.66 to $584.77 from $494.11 while per meal revenue increased by $4.47 to $35.10 from $30.63 and gross golf revenue per round played increased by $6.23 to $138.22 from $131.99.  The fluctuation in gross revenue is discussed in further detail below.

The following table shows utilization of the Resort facilities broken down by department, results of operations and selected Rental Pool statistical data during the three month and six month periods ended June 30, 2007 and June 30, 2006.  This information is shown in thousands, except for statistical data such as the utilization data in the table below:

	Three months ended June 30,				Six months ended June 30,
	2007	2006	Increase (Decrease)	Percentage Change	2007	2006	Increase (Decrease)	Percentage Change
Utilization of Resort facilities:
Available room nights	53,423	53,108	315	0.6%	104,530	104,175	355	0.3%
Actual room nights
Group	9,207	14,768	(5,561)	(37.7)%	25,491	37,861	(12,370)	(32.7)%
Transient	6,824	8,650	(1,826)	(21.1)%	13,876	17,333	(3,457)	(19.9)%
Total room nights	16,031	23,418	(7,387)	(31.5)%	39,367	55,194	(15,827)	(28.7)%
Food and beverage meals	71,058	96,548	(25,490)	(26.4)%	176,391	255,257	(78,866)	(30.9)%
Golf rounds
Resort guests	18,936	20,290	(1,354)	(06.7)%	39,775	43,711	(3,936)	(9.0)%
Member/guests	9,013	8,711	302	03.5%	21,735	21,569	166	0.8%
Total golf rounds	27,949	29,001	(1,052)	(03.6)%	61,510	65,280	(3,770)	(5.8)%
Gross revenue per room night	$539.89	$438.08	$101.81	23.2%	$584.77	$494.11	$90.66	18.3%

	Three Months Ended June 30, ,				Six Months Ended June 30
	2007	2006	Increase (decrease)	Percentage Change	2007	2006	Increase (decrease)	Percentage Change
Results of operations:
Revenues
Hotel	$2,354	$3,444	$(1,090)	(31.6)%	$6,955	$9,289	$(2,334)	(25.1)%
Food and beverage	2,205	2,686	(481)	(17.9)%	6,192	7,818	(1,626)	(20.8)%
Golf	3,468	3,527	(59)	(1.7)%	8,502	8,616	(114)	(1.3)%
Other	628	602	26	4.3%	1,372	1,549	(177)	(11.4)%
Total revenues	8,655	10,259	(1,604)	(15.6)%	23,021	27,272	(4,251)	(15.6)%
Expenses
Hotel	2,215	2,843	(628)	(22.1)%	5,578	6,950	(1,372)	(19.7)%
Food and beverage	1,868	1,878	(10)	(0.5)%	4,500	5,011	(511)	(10.2)%
Golf	1,908	1,911	(3)	(0.2)%	3,921	3,767	154	4.1%
Other	2,609	2,540	69	2.7%	5,241	5,377	(136)	(2.5)%
General and administrative	840	1,410	(570)	(40.4)%	1,960	3,152	(1,192)	(37.8)%
Depreciation and amortization	566	533	33	06.2%	1,102	1,024	78	7.6%
Total expenses	10,006	11,115	(1,109)	(10.0)%	22,302	25,281	(2,979)	(11.8)%
Operating income(loss)	(1,351)	(856)	(495)	(57.8)%	719	1,991	(1,272)	(63.9)%
Other income	(191)	—	(191)	(100.0)%	(132)	—	(132)	(100.0)%
Interest expense, net	234	370	(136)	(36.8)%	494	743	(249)	(33.5)%
Net income(loss)	$(1,394)	$(1,226)	$(168)	(13.7)%	$357	$1,248	$(891)	(71.4)%

Selected Rental Pool statistical data:
Average daily distribution	$15.91	$22.65	$(6.74)	(29.8)%	$23.79	$31.17	$(7.38)	(23.7)%
Average room rate	146.83	$147.04	$0.21	0.1%	$176.66	$168.29	$8.37	5.0%
Occupancy percentage	30.0%	44.1%	(14.1)	(31.9)%	37.7%	53.0%	(15.3)	(28.9)%
Average number of available units	587	584	3	0.5%	578	576	2	0.3%

Three Months ended June 30, 2007 and 2006

During the three months ended June 30, 2007, there were 7,387, or 31.5%, fewer occupied room nights as compared to the three months ended June 30, 2006.  There were 1,826 fewer transient room nights and 5,561 less group room nights during the three months ended June 30, 2007 as compared to the three months ended June 30, 2006.  Group room nights consist of conference room nights, or room nights which are booked and correlate to a meeting or convention at the Resort, and transient room nights are room nights which are booked and do not correlate to a meeting or convention at the Resort.  Transient room nights are often booked within 30 days or less from the date of the visit, while group room nights are typically booked no less than 120 days in advance of the date of a visit.  Larger groups typically book 16 to 18 months in advance of a stay.  Transient room nights are often booked as part of golf packages and Internet bookings, among others.  Management believes that the decrease in the room nights, as described in the introductory paragraph above, is attributable to the change in lead and reservation channels from the Westin central reservation system and their international marketing programs and other sources available through Westin to independent lead and reservation channels.  This type of change takes time to re-establish the Innisbrook name as an independent brand and gain appropriate exposure in the Internet and Media market separate from the Westin identity.  In addition, the Resort staff continued to learn how to maximize the reservation channels available to it as an independent property.

Total revenue for the Resort was $1,604 less during the three months ended June 30, 2007 than in the same period of 2006. An overall increase in spending by the Resort’s guests helped to mitigate the reduction in gross revenue that resulted from the lower number of room nights and decreases in banquet and catering sales in three months ended June 30, 2007 as compared to same period of 2006.  During the same periods, the average room rate decreased by $0.21 per room night from $147.04 in 2006 to $146.83 in 2007.  Gross revenue per room night during the three months ended June 30, 2007 was $539.89, as compared to $438.08 for the same period in 2006.

The most significant decrease in revenues at the Resort during the three months ended June 30, 2007 occurred in the Hotel department. Revenues attributable to that category for the three months ended June 30, 2007 decreased by approximately $1,090, or 31.6%, as compared to the same period in 2006. Hotel revenue decreased primarily because of the decrease in aggregate room nights noted above.  Food and Beverage revenues decreased by approximately $481, or 17.9%, as a result of 25,490, or 26.4%, fewer meals being served, also referred to as covers, as compared to the three months ended June 30, 2006.   This aggregate decrease in covers served was primarily attributable to the Resort’s banquets, catering and outlets, with a combined decrease of approximately 22,830 covers. Covers attributed to the Resort’s room and pool service decreased by approximately 2,660. While the aggregate number of covers decreased, revenue per cover increased from $27.82 to $31.03.  The combination of decreased number of covers and increased revenue per cover produced the $481 negative variance for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006.

Golf revenue decreased by approximately $59, primarily as a result of 1,052 fewer rounds of golf played during the three months ended June 30, 2007 as compared to the same period in 2006.  Gross golf revenue for the quarter ended June 30, 2007 averaged $124.08 per round, as compared to $121.62 per round for the same period in 2006.  The net decrease in aggregate rounds played was attributed to 1,354 fewer rounds played by the Resort’s transient guests, including packages, offset by an aggregate increase of 302 rounds played by Resort members.  The number of total golf rounds played in the three months ended June 30, 2007 was 27,949, compared to 29,001 rounds played in the same period of 2006. Golf revenue does not necessarily increase or decrease exactly in proportion to occupied room nights because golf revenue also includes member dues and fees and day golf group fees, neither of which is directly related or dependent upon occupied room nights.

Consistent with past periods, we continued to monitor total operating expenses in an attempt to ensure that we controlled expenses and that the expenses bore a direct correlation to the room nights, food and beverage covers and golf round demand. Aggregate total operating expenses do not generally increase or decrease on a one-to-one basis with total operating revenue because the Resort must carry a minimum fixed operating staff and other support expenses at all times. In those operating departments where the variable costs can best be managed, we manage these costs consistent with room, food and beverage and golf demand. Total Resort operating expenses, before depreciation and amortization and excluding the Rental Pool amortization in hotel operations, decreased by approximately $1,142, or 10.8%, for the three months ended June 30, 2007 as compared to the same period in 2006.  This decrease is primarily attributable to the decrease in room nights and food and beverage covers discussed above.

Depreciation and amortization expense, excluding the Rental Pool amortization included in hotel expenses, was approximately $566 and $533 for the three months ended June 30, 2007 and 2006, respectively.

Interest expense, net of interest income, was approximately $234 and $370 for the three months ended June 30, 2007 and 2006, respectively, and reflects amortization of the discount of our Rental Pool refurbishment liability in the amount of $153 and the interest portion of lease payments amounting to approximately $29.  The defaulted participating mortgage loan that was assumed by us from GHR, our unaffiliated borrower, has an outstanding balance at June 30, 2007 of $39,240 and became non-interest bearing upon our assumption on July 15, 2004.

Other income of $191 in the three months ended June 30, 2007 represents the recognition of the discount in the termination fee negotiated with Westin in connection with the sale of the Resort, as described above.

The net loss for the three months ended June 30, 2007 was approximately $1,394, compared to a net loss for the three months ended June 30, 2006 of approximately $1,226.

During the three months ended June 30, 2007, approximately $259 was disbursed for capital projects. Of those disbursed funds, $247 was used to pay lease payments on existing and additional equipment consisting of bellman vehicles, golf cart leases, golf course equipment leases, telephone equipment leases and cable leases and the balance was for various capital improvement projects and replacements throughout the Resort.

Six Months ended June 30, 2007 and 2006

During the six months ended June 30, 2007, there were 15,827, or 28.7%, fewer occupied room nights as compared to the six months ended June 30, 2006.  There were 3,457 fewer transient room nights and 12,370 less group room nights during the six months ended June 30, 2007 as compared to the six months ended June 30, 2006.

Total revenue for the Resort was $4,251 less during the six months ended June 30, 2007 than in the same period of 2006. An overall increase in spending by the Resort’s guests, both for rooms (improved average room rates) and by package guests for food and beverages, helped to mitigate the reduction in gross revenue that resulted from the lower number of room nights and decreases in banquet and catering sales in during six months ended June 30, 2007 as compared to same period of 2006.  During the same periods, the average room rate increased by $8.37 per room night from $168.29 in 2006 to $176.66 in 2007.  Gross revenue per room night during the six months ended June 30, 2007 was $584.77, as compared to $494.11 for the same period in 2006.

The most significant decrease in revenues at the Resort during the six months ended June 30, 2007 occurred in the Hotel department. Revenues attributable to that category for the six months ended June 30, 2007 decreased by approximately $2,334, or 25.1%, as compared to the same period in 2006. Hotel revenue decreased primarily because of the decrease in aggregate room nights noted above.  Food and Beverage revenues decreased by approximately $1,626, or 20.8%, as a result of 78,866, or 30.9%, fewer covers, as compared to the six months ended June 30, 2006.   This aggregate decrease in covers served was primarily attributable to the Resort’s banquets, catering and restaurant outlets, with a combined decrease of approximately 72,214 covers. Covers attributed to the Resort’s room and pool service decreased by approximately 6,652. While the aggregate number of covers decreased, revenue per cover increased from $30.63 to $35.10.  The combination of decreased number of covers and increased revenue per cover produced the $1,626 negative variance for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006.

Golf revenue decreased by approximately $114, primarily as a result of 3,770 fewer rounds of golf played during the six months ended June 30, 2007 as compared to the same period in 2006.  Management believes that approximately 1,200 or 31.8% of that reduction in rounds for the six months period resulted from the fact that the PGA tournament was moved from October, during which it has been held annually since 2001, to March beginning in 2007.  As a consequence of the Copperhead course being used by the PGA for the tournament, the Resort was unable to sell its golf packages during the week of the March tournament. March is historically one of its most successful months during the year.  Gross golf revenue for the six months ended June 30, 2007 averaged $138.22 per round, as compared to $131.99 per round for the same period in 2006.  The net decrease in aggregate rounds played was attributed to 3,936 fewer rounds played by the Resort’s transient guests, including packages, offset by an aggregate increase of 166 rounds played by Resort members.  The number of total golf rounds played in the six months ended June 30, 2007 was 61,510, compared to 65,280 rounds played in the same period of 2006. Golf revenue does not necessarily increase or decrease exactly in proportion to occupied room nights because golf revenue also includes member dues and fees and day golf group fees, neither of which is directly related or dependent upon occupied room nights.

Total Resort operating expenses, before depreciation and amortization and excluding the Rental Pool amortization in hotel operations, decreased by approximately $3,057, or 12.6%, for the six months ended June 30, 2007 as compared to the same period in 2006.  This decrease is primarily attributable to the decrease in room nights and food and beverage covers discussed above.

Depreciation and amortization expense, excluding the Rental Pool amortization included in hotel expenses, was approximately $1,102 and $1,024 for the six months ended June 30, 2007 and 2006, respectively.

Interest expense, net of interest income, was approximately $494 and $743 for the six months ended June 30, 2007 and 2006, respectively, and reflects amortization of the discount of our Rental Pool refurbishment liability in the amount of $314 and the interest portion of lease payments amounting to approximately $49.

Other income of $132 in the six months ended June 30, 2007 represents the accrual of the environmental remediation expense of $59 as more fully discussed in Note 8 to the Condensed Combined Financial Statements in Item 1 of the Quarterly Report on Form 10-Q filed May 15, 2007, offset by the favorable negotiated reduction in the Westin termination fee of approximately $191.

The net income for the six months ended June 30, 2007 was approximately $357, compared to a net income for the six months ended June 30, 2006 of approximately $1,248.

During the six months ended June 30, 2007, approximately $617 was disbursed for capital projects. Of those disbursed funds, $469 was used to pay lease payments on existing and additional equipment consisting of bellman vehicles, golf cart leases, golf course equipment leases, telephone equipment leases and cable leases and the balance was for various capital improvement projects and replacements throughout the Resort.

Other Matters

On April 25, 2006, we entered into an agreement with Suncoast Charities, Inc. (“Suncoast”), which provides that Suncoast will lease the Copperhead golf course at the Resort for seven and one half days during the month of March for a PGA TOUR event known as the PODS Championship. The agreement with Suncoast provides that the tournament will occur each year in March beginning in March 2007 and ending in March 2012. The agreement also provides, among other things, that we will receive a base fee and that we may receive a participation fee in the event if the aggregate ticket sales during any tournament year exceed 115% of the greater of the 2005 tournament ticket sales or the 2006 tournament ticket sales.  We do not at this time have a final accounting of the ticket override amount from Suncoast Charities for the 2007 event.

Contractual Obligations, Contingent Liabilities and Commitments

The following table summarizes our contractual obligations at June 30, 2007, and the effect such obligations are expected to have on our liquidity and cash flow (or upon our successors in interest under the applicable contracts, if the contracts are not terminated) in future periods:

	Payments Due by Period (in thousands)(1)
Contractual Obligations	Total	Less than 1 year	1-3 years	4-5 years	More than 5 years
Master lease agreement with the condominium owners participating in the Rental Pool(2)	$4,734	$1,607	$3,057	$54	$16
Westin termination fee(2)	5,403	5,403	—	—	—
Troon supplemental fee (2)	977	977	—	—	—
Mortgage Note payable to the Operating Partnership	39,240	—	—	—	39,240
Operating and capital leases(2)	1,561	750	593	124	94
Service agreements and other(2)	6,350	2,796	2,799	738	17
Working capital advances from the Operating Partnership, net	2,806	—	2,806	—	—
Total of the Resort’s obligations	$61,071	$11,533	$9,255	$916	$39,367

(1)             Interest is reflected, as applicable, in the commitments and obligations listed above.

(2)             These items were paid or assumed by Salamander upon the closing of the sale of the Resort.

Please refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations, Contingent Liabilities and Commitments” in our Form 10-K for the fiscal year ended December 31, 2006, filed on April 2, 2007, for a description of our contractual obligations.

Liquidity and Capital Resources

The accompanying financial statements have been prepared based on the assumption that we will continue as a going concern.  As of June 30, 2007, the Resort had a working capital deficit of approximately $9,688 primarily due to the fact that the renegotiated Westin termination fee of $5,403 and the Troon supplemental fee of $800 were classified as current liabilities. See further discussion in Note 5, Current Liabilities, to the Condensed Combined Financial Statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.  Before this reclassification, the Resort had a working capital deficit of approximately $3,491.  The Resort’s member deficit at June 30, 2007 is $12,994. The Resort reported net income of approximately $357 for the six months ended June 30, 2007.  Since the first six months of the year is the Resort’s highest season, there was substantial doubt about our ability to continue as a going concern.  However, since the sale of the Resort was concluded on July 16, 2007, the liquidity and going concern issue is no longer relevant.  See Note 9, Subsequent Events, to the Condensed Combined Financial Statements of the Company above for further discussion

ITEM 3. Quantitative And Qualitative Disclosures About Market Risk

We do not have significant market risk with respect to foreign currency exchanges or other market rates. Our debt to the Operating Partnership is non-interest bearing and, accordingly, fluctuations in interest rates are not expected to affect financial results.  Since our debt to Patriot Bank was paid off contemporaneous with the closing of the sale of the Resort, we no longer have any interest rate risk related to this loan.

ITEM 4. Controls And Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management assesses the costs and benefits of such controls and procedures based upon the prevailing facts and circumstances, including management’s reasonable judgment of such facts.  Our amended management agreement with Westin provided us with heightened control and access to information; however, prior to October 31, 2006 when we terminated the Westin Management Agreement, we did not directly assemble the financial information for the Resort (although we have taken steps that we deem to be reasonable under the circumstances to seek to verify such financial information) and consequently, our disclosure controls and procedures with respect to the Resort, while strengthened, were necessarily more limited than those we maintain with respect to our own corporate operations. Since July 15, 2004, we have focused upon integrating operations at the Resort into our disclosure controls and procedures and internal control procedures. In particular, those controls and procedures have been updated to account for the challenges presented by the increased size and scope of our operations once we owned the Resort.  Effective January 1, 2007, we implemented a new general ledger accounting software package (the “GL Software”) at the Resort to replace the former GL Software of which the majority of the financial reports were proprietary to Westin.  Our new GL Software, know as Aptech, was used at the Resort prior to July 15, 2004 when Westin required that the Resort adopt their GL Software.   As a result, the accounting staff was generally familiar with the process and procedures in operating the new GL Software.  We do not currently believe that the change in the GL Software has materially changed or will materially change our internal control over financial reporting or our disclosure controls and procedures.

We have implemented some and continue to work towards implementing various initiatives intended to continue to improve our internal controls and procedures and disclosure controls and procedures.

As of June 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Management concluded that as of June 30, 2007, our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our Exchange Act reports.

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

Land Use Lawsuit

On March 29, 2005, the Company filed a Motion to Intervene in the suit titled Innisbrook Condominium Association, Inc., C. Frank Wreath, Meredith P. Sauer, and Mark Banning, Plaintiffs vs. Pinellas County, Florida, Golf Host Resorts, Inc. and Innisbrook F LLC, Defendants, Case No. 043388CI-15. This motion was filed in the Circuit Court of the Sixth Judicial Circuit, in and for Pinellas County, Florida, Civil Division and was granted by the Circuit Court.  In this report, the Company refers to this matter as the “Initial Land Use Lawsuit”.   The plaintiffs in the Initial Land Use Lawsuit have filed a multi-count complaint seeking injunctive and declaratory relief with respect to the land use and development rights of Parcel F, which is owned by GHR. The Company filed the Motion to Intervene as a defendant in the Initial Land Use Lawsuit in order to protect its property and its land use and development rights with respect to Parcel F.  On April 26, 2005, Joseph E. Colwell, Marcia G. Colwell, Kirk E. Covert, Deborah A. Covert and the Autumn Woods Homeowner’s Association, Inc. moved to intervene in the Initial Land Use Lawsuit, which the Court subsequently allowed.  On April 8, 2005, a separate suit was filed by James M. and Mary H. Luckey, and Andrew J. and Aphrodite B. McAdams, against Pinellas County, GHR and Bayfair Innisbrook, LLC seeking injunctive and declaratory relief relating to the land use and development rights of Parcel F.  This suit was consolidated with the Initial Land Use Lawsuit.  In this report, the Company refers to this matter as the “Subsequent Land Use Lawsuit” and to the Initial Land Use Lawsuit and the Subsequent Land Use Lawsuit as the “Land Use Lawsuits”.

From December 19 through December 23, 2005, the Court tried these consolidated cases in a non-jury trial. On March 8, 2006, the Court ruled in favor of the defendants on all counts and denied all claims asserted by the plaintiffs in both Land Use Lawsuits. On March 31, 2006, the plaintiffs in the consolidated cases filed a notice of appeal to the Second District Court of Appeal.  The Appeal Court affirmed per curium the Circuit Court judgment in favor of the defendants on February 28, 2007 and denied the plaintiffs-appellants’ motion for attorney fees.   On March 13, 2007, the plaintiffs filed a motion for the Appeal Court to rehear their claims.   On June 12, 2007 the Second District Court of Appeal denied the plaintiffs motion for rehearing.  No further avenues of appeal are available to the plaintiffs.

Wall Springs Conservatory, Inc. Complaint

On July 13, 2006, Wall Springs filed suit against the Company, as successor in interest to GHR, in the circuit court of Pinellas County for declaratory relief regarding the allocation of certain full golf memberships at the Resort On July 14, 2006, Wall Springs also filed suit against us in the small claims division of the Pinellas County Court in connection with an easement agreement.  We answered both claims, also asserting affirmative defenses and counterclaims in each action.  We then filed a motion to transfer the small claims matter to Circuit Court, which was granted on September 27, 2006.  We then moved to consolidate these two cases.  Our motion to consolidate was granted by the Circuit Court on March 1, 2007.  At this time, the Company is unable to assess the likely outcome of this litigation.

Property Tax Lawsuit

We filed lawsuits against the property appraiser of Pinellas County, Florida to challenge the 2004, 2005 and 2006 real estate assessment on the Resort property. Pinellas County filed a motion to dismiss, which was denied by the court. No trial date has been set. If Pinellas County were to prevail, management believes that there would be no material adverse effect upon our financial statements, as the entire Pinellas County assessment is fully accrued at June 30, 2007.   See Note 9, Subsequent Events, to the Condensed Combined Financial Statements of the Company above for further discussion.

Item 1A. Risk Factors

Due to the sale of the Resort, including the transfer of the operation, control and financial obligations of the Rental Pool, and the contemporaneous payment of (a) all outstanding property tax amounts to Pinellas County, Florida, (b) the Westin termination fee, (c) the Troon supplemental fee, and (d) all outstanding debt under the Patriot Bank loan, the risk factors previously disclosed in our Form 10-K for the fiscal year ended December 31, 2006, filed on April 2, 2007, are no longer applicable to our current circumstances.  As a wholly owned subsidiary with limited assets and operations, our remaining risks primarily relate to our outstanding contractual obligations, mainly in connection with the sale of the Resort, and liability in the event of any claims or lawsuits (see Part II, Item 1, Legal Proceedings, of this Quarterly Report on Form 10-Q).

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

EXHIBIT INDEX

Exhibit No.	Description
10.1	Business Loan Agreement, dated as of April 10, 2007, by and among the Company, GTA-IB Golf Resort, LLC and GTA-IB Condominium, LLC and Patriot Bank.

10.2	Commercial Security Agreement, dated as of April 10, 2007, between the Company, GTA-IB Golf Resort, LLC and GTA-IB Condominium, LLC and Patriot Bank.

10.3	Promissory Note, dated as of April 10, 2007, between the Company, GTA-IB Golf Resort, LLC and GTA-IB Condominium, LLC and Patriot Bank.

10.4	Mortgage, dated as of April 10, 2007, between the Company, GTA-IB Golf Resort, LLC and GTA-IB Condominium, LLC and Patriot Bank.

10.5

Asset Purchase Agreement, dated as of June 25, 2007, by and among the Company, GTA, the Operating Partnership, GTA-IB Golf Resort, LLC, GTA-IB Condominium, LLC and GTA-IB Management, LLC and Salamander Innisbrook Securities, LLC, Salamander Innisbrook Condominium, LLC and Salamander Innisbrook, LLC (previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 26, 2007 and incorporated herein by reference).

31.1	Certification of the registrant’s Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the registrant’s Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the registrant’s Chief Executive Officer and Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GTA-IB, LLC

Date: August 16, 2007	/s/ W. Bradley Blair, II
W. Bradley Blair, II
Chief Executive Officer and President

Date: August 16, 2007	/s/ Tracy S. Clifford
Tracy S. Clifford
Principal Accounting Officer and Secretary