Form 10-Q
period 2007-09-30
GTA-IB, LLC
filed 2007-11-07
CIK 1306051

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended: September 30, 2007

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

GTA-IB, LLC

FORM 10-Q

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007

INDEX

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements
Condensed Combined Balance Sheets as of September 30, 2007 (unaudited) and December 31, 2006
Condensed Combined Statements of Operations and Member’s Equity (Deficit) (unaudited) for the Three Months and Nine Months Ended September 30, 2007 and 2006
Condensed Combined Statements of Cash Flows (unaudited) for the Nine Months Ended September 30, 2007 and 2006
Notes to Condensed Combined Financial Statements (unaudited)
Innisbrook Rental Pool Lease Operation
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits
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

GTA-IB, LLC

CONDENSED COMBINED BALANCE SHEETS

AS OF SEPTEMBER 30, 2007 AND DECEMBER 31, 2006

(in thousands)

	September 30, 2007	December 31, 2006*
	(unaudited)

Assets
Cash	$65	$5,296
Cash in escrow	2,000	—
Due from Salamander	1,387	—
Property and equipment, net	—	27,280
Intangibles, net	—	14,906
Other assets	115	1,892
Total Assets	3,567	49,374
Liabilities
Current liabilities	18	9,509
Westin termination fee, short-term	—	5,594
Troon supplemental fee, short-term	—	800
Long-term debt, less current maturities	—	42,771
Other long term liabilities	—	4,051
Total Liabilities	18	62,725
Member’s Equity(Deficit)	3,549	(13,351)
Total Liabilities and Member’s Equity(Deficit)	$3,567	$49,374

*Derived from audited combined financial statements.

See accompanying notes to condensed combined financial statements.

GTA-IB, LLC

CONDENSED COMBINED STATEMENTS OF OPERATIONS AND MEMBER’S EQUITY/DEFICIT

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006 AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(in thousands) (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues
Hotel	$392	$1,719	$7,346	$11,008
Food and beverage	228	1,554	6,420	9,372
Golf	260	2,040	8,762	10,656
Other	127	587	1,499	2,136
Total revenues	1,007	5,900	24,027	33,172
Expenses
Hotel	455	1,979	6,033	8,929
Food and beverage	327	1,660	4,826	6,671
Golf	363	1,775	4,284	5,542
Other	563	2,562	5,806	7,939
General and administrative	248	1,017	2,206	4,168
Depreciation and amortization	75	505	1,177	1,529
Total expenses	2,031	9,498	24,332	34,778
Operating loss	1,024	3,598	305	1,606
Interest expense, net	70	565	564	1,308
Other income	—	—	(132)	—
Gain on sale of Parcel F	(1,010)	—	(1,010)	—
Gain on sale of Resort operations	(5,225)	—	(5,225)	—
Net income (loss)	5,141	(4,163)	5,498	(2,914)
Member’s deficit, beginning of period	(12,994)	(7,240)	(13,351)	(8,489)
Contributed capital	11,402	—	11,402	—
Member’s equity/(deficit), end of period	$3,549	$(11,403)	$3,549	$(11,403)

See accompanying notes to condensed combined financial statements.

GTA-IB, LLC

CONDENSED COMBINED STATEMENTS OF CASH FLOWS FOR THE

NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(in thousands) (unaudited)

	Nine months ended September 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$5,498	$(2,914)
Adjustments to reconcile net income(loss) to net cash provided by operating activities:
Depreciation and amortization	1,908	2,519
Provision for bad debts	—	349
Gain on sale of the Resort	(5,225)	—
Gain on sale of Parcel F	(1,010)	—
Discount on Westin obligation	(192)	—
Non-cash interest	337	1,018
Other changes in operating assets and liabilities	(10,445)	(311)
Net cash (used in) provided by operating activities	(9,129)	661
Cash flows used in investing activities:
Purchases of property and equipment	(327)	(129)
Restricted cash	(2,000)	—
Proceeds from the sale of Parcel F	2,500	—
Proceeds from the sale of assets	39,352	—
Net cash provided by (used in) investing activities	39,525	(129)

Cash flows from financing activities:
Repayment of debt and capital lease obligations	(943)	(1,043)
Proceeds from debt	320	—
Distributions to parent	(30,639)	—
Net cash used in financing activities	(31,262)	(1,043)
Net increase in cash	(866)	(511)
Cash and cash equivalents, beginning of period	932	1,519
Cash and cash equivalents, end of period	$66	$1,008

Supplemental Cash Flow Information:
Cash paid for interest	$180	$272
Non-cash financing and investing activities:
Assets acquired through capital leases	$498	$181

See accompanying notes to condensed combined financial statements.

GTA-IB, LLC

FORM 10-Q

NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

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

The Company entered into a Settlement Agreement dated July 15, 2004 (the “Settlement Agreement”) with the Operating Partnership and GHR, Golf Hosts, Inc., Golf Host Management, Inc., Golf Host Condominium, Inc. and Golf Host Condominium, LLC. The Settlement Agreement resolved a number of issues between the parties, including GHR’s default under the participating mortgage loan made by the Operating Partnership to GHR in June 1997. As part of the Settlement Agreement, the Company took ownership of the Resort on July 15, 2004. In connection with the Settlement Agreement, the Company entered into a management agreement (the “Westin Management Agreement”) with Westin Management Company South (“Westin”), which provided for Westin’s management of the Resort, and Westin and Troon Golf L.L.C. (“Troon”) entered into a facility management agreement (the “Troon Management Agreement”) providing for Troon’s management of the golf facilities at the Resort. The current status of the Westin Management Agreement with Westin and the Troon Management Agreement with Troon are discussed further below.

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

The Operating Partnership had previously entered into an agreement with GHR and the prospective purchaser of a parcel of undeveloped land within the Resort, referred to herein as “Parcel F”. This agreement, referred to herein as the “Parcel F Development Agreement”, was executed on March 29, 2004 and amended on August 10, 2005. The Parcel F Development Agreement includes the terms and conditions pursuant to which Parcel F may be developed, and includes restrictions on GHR, the owner of Parcel F, which are designed to avoid interference with the ongoing operations of the Resort. The Parcel F Development Agreement also contains provisions which the Company believes will increase the Operating Partnership’s ability to better manage the Resort and the location of the access road for Parcel F. Our interests in Parcel F were not transferred with the sale of the Resort as described further below.

GTA announced on June 25, 2007 that the Company and certain of its affiliated entities entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Salamander Innisbrook Securities, LLC, Salamander Innisbrook Condominium, LLC , and Salamander Innisbrook, LLC (collectively, “Salamander”) providing for the acquisition by Salamander of the business (the “Business”) of the Resort, certain related assets and liabilities and the Company’s equity interest in Golf Host Securities, Inc.

On July 16, 2007, the sale of the Business of the Resort and all of GTA-IB Golf Resort, LLC’s equity interest in Golf Host Securities, Inc. to Salamander was completed. The purchase price received by the Company was approximately $35,000 in cash less a working capital purchase price adjustment of $2,221, plus (a) $4,000 to be used to settle certain obligations, (b) $844 for reimbursement of certain rental pool payments discussed in more detail below, (c) $316 for reimbursement of certain agreed upon capital expenditures, (d) $25 for reimbursement of expenses related to Parcel G and (e) the assumption of certain liabilities. The final post-closing working capital settlement amount, as set forth in the Asset Purchase Agreement, is currently being negotiated. We have recorded a receivable of $1,387. At this time, based on the facts available to us, the Company believes that this amount is a reasonable representation of the receivable that will be collected by the Company when the post-closing working capital adjustment is settled with Salamander.

The Asset Purchase Agreement also provided for a $2,000 escrow for GTA’s and the Company’s indemnification liabilities to be held, pursuant to its terms, until at least March 31, 2008.

As part of the sale of the Business, Salamander has assumed operation and control of the Rental Pool. The Rental Pool obligated the Company to make quarterly distributions of a percentage of room revenues to participating owners under the Amended and Restated Innisbrook Rental Pool Master Lease Agreement, dated January 1, 2004 (the “MLA”).  The MLA also entitled participating owners to 50% reimbursement of the refurbishment costs of their units.  In addition to reimbursement by Salamander of such obligations since January 1, 2007 in the amount of $844,498, obligations in connection with the Refurbishment Program, along with all other obligations under the MLA, were assumed by Salamander upon the closing of the Asset Purchase Agreement. Also, all capital and operating lease obligations of the Resort were assumed by Salamander upon the closing of the Asset Purchase Agreement. The sale of the Resort resulted in a gain of approximately $5,225.

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

Also contemporaneously with the closing of the sale of the Resort, (a) all outstanding accrued and unpaid amounts were paid to Pinellas County for property taxes, in the approximate amount of $343, (b) the renegotiated Westin termination fee of $5,403, as described below, was paid to Westin, (c) the supplemental fee of $800 was paid to Troon, and (d) the Patriot Bank loan was repaid and cancelled. With regard to the property taxes, the Company intends to continue to pursue the respective lawsuits to recover these amounts from the Pinellas County.

As previously disclosed, the Company entered into a Defense and Escrow Agreement with GHR on July 15, 2004, as amended on December 28, 2006 by the First Amendment to Defense and Escrow Agreement (the “Defense Agreement”). Under the Defense Agreement, as part of the consideration for the settlement of certain claims relating to GHR’s default under a $79,000 loan, the Company was entitled to an interest in the sales proceeds of a prospective sale of a parcel of undeveloped land owned by GHR and referred to as “Parcel F” in our previous reports filed with the Securities and Exchange Commission. On August 23, 2007, GHR closed the sale of Parcel F. The proceeds received by the Company on September 6, 2007 were $2,500 in cash. Parcel F had a book value of $1,490 which resulted in a gain on the sale of $1,010.

2. Basis of Presentation

The settlement described in Note 1, Innisbrook Resort Ownership and Operations, above, pursuant to which the Company took title to the Resort, was accounted for using methods consistent with purchase accounting in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. Accordingly, the Company, with the assistance of its then independent financial advisor, recorded the tangible and identified intangible assets of the Resort at their respective fair values. The long-term liabilities of the Resort were stated at their fair value based on net present value calculations.

Substantially all operations for the three and nine months ended September 30, 2007 occurred during the period July 1 to July 15, 2007 and January 1 to July 15, 2007, respectively, due to the fact that the sale of the Resort closed on July 16, 2007.

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

3. Property and Equipment

Property and equipment consists of the following:

	September 30, 2007	December 31, 2006
	(unaudited)
	(in thousands)

Land	—	$1,968
Buildings	—	14,734
Golf course improvements	—	7,552
Machinery and equipment	—	6,761
Construction in process	—	—
		31,015
Less accumulated depreciation	—	(3,735)
	—	$27,280

Depreciation expense amounted to approximately $75 and $405 for the three months ended September 30, 2007 and 2006, respectively. Depreciation expense amounted to $993 and $1,198 for the nine months ended September 30, 2007 and 2006, respectively.

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

Intangible Assets	Amortization Period	September 30, 2007	December 31, 2006
		(unaudited)
		(in thousands)

Rental Pool	89.5 months (through December 31, 2011)	—	$9,870
Guest Bookings	Less than 24 months (fully amortized as of June 30, 2007)	—	1,100
Club Memberships	144 months	—	4,400
Water Contract	None since renewable in perpetuity	—	2,300
Trade Name	None since renewable in perpetuity	—	2,500
			20,170
Less accumulated amortization		—	(5,264)
		—	$14,906

Amortization expense amounted to approximately $70 and $430 for the three months ended September 30, 2007 and 2006, respectively. Amortization expense amounted to approximately $914 and $1,322 for the nine months ended September 30 2006, respectively. Of these amounts, approximately $55 and $331 for the three months ended September 30, 2007 and 2006, respectively, and $718 and $991 for the nine months ended September 30, 2007 and 2006, respectively, are included in hotel expenses and are not included in depreciation and amortization in the Condensed Combined Statements of Operations.

Other assets include the Company’s interest in the net proceeds from the sale of Parcel F. The value of our primary other asset, Parcel F, was reduced from $2,200, which was the derived value at July 15, 2004, to $1,490 due to the fact that $710 of this value was transferred to GTA pursuant to the terms of the amended agreement with the owner of Parcel F. Also included in other assets are certain design fees for the refurbishment program, utility deposits and club member initiation fees. The Company had a contractual right to be reimbursed for these design fees by the Rental Pool participants in the form of a deduction from the quarterly Rental Pool refurbishment payments. Utility deposits remained on account and will be refunded to the Company now that the Resort has been sold. The club initiation fees are paid by the club members quarterly, but in no event greater that two years from the date of membership activation. The amount of initiation fees listed below represent the payments due greater than one year from the respective balance sheet dates.

	(in thousands)
Other Assets	September 30, 2007	December 31, 2006
	(unaudited)

Parcel F proceeds (estimated)	$—	$1,490
Deferred interest costs, net	—	—
Refurbishment design fees	—	201
Utility deposits	115	155
Club initiation fess	—	44
Other	—	2
Total	$115	$1,892

The receivable from Salamander of approximately $1,387 represents the estimated amount the Company expects to receive related to final settlement of the working capital purchase price adjustment paid at the closing of the sale of the Resort pursuant to the terms of the Asset Purchase Agreement. The final working capital settlement amount is currently being negotiated and is subject to change based on the final outcome of these negotiations.

5. Current Liabilities

Current liabilities consist of the following:

	September 30, 2007	December 31, 2006
	(unaudited)
	(in thousands)

Accounts payable	$—	$2,584
Accrued payroll costs	—	1,182
Other payables and accrued expenses	18	1,763
Deposits and deferred revenue	—	2,212
Patriot Bank debt	—	—
Current portion of capital leases	—	344
Current portion of refurbishment liability	—	1,424
Subtotal current liabilities	18	9,509
Troon supplemental fee	—	800
Westin termination fee	—	5,594
Total current liabilities	$18	$15,903

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

The amount outstanding against the loan as of July 15, 2007 was approximately $320 and was paid contemporaneous with the closing of the sale of the Resort.

Westin Management Company South and Troon Golf L.L.C.

The Westin Management Agreement between the Company and Westin provided that Westin would manage the Resort for a fee equal to 2.2% of the Resort’s gross revenue. Contemporaneously with the signing of the Westin Management Agreement in July 2004, Westin entered into a management contract with Troon pursuant to which Troon was to manage the golf facilities of the Resort for a fee payable by the Company equal to 2% of the Resort’s gross golf revenue. The Company paid monthly management fees to Westin and Troon. By mutual agreement, on September 28, 2006, the Company, Westin and GTA, as guarantor, entered into a Termination and Release Agreement (the “Westin Termination Agreement”), pursuant to which the Company, GTA and Westin agreed to terminate the Westin Management Agreement as of October 31, 2006.  In addition to the termination of the Westin Management Agreement, the Westin Termination Agreement provided that (a) on or prior to October 3, 2006, the Company or GTA would deposit $600 in the Resort’s operating account (which GTA did) to be used in part to pay to Westin certain unpaid fees and charges which had accrued under the Westin Management Agreement, (b) on or prior to the earlier of March 31, 2008, or any sale of the Resort by the Company and GTA, the Company would pay to Westin the termination fee of approximately $5,594, and (c) Westin would permit the Company and GTA to continue to access Westin’s “SAP” accounting system for the operation of the Resort until March 31, 2007 (which they did) for a total charge of $6. The Company and Westin agreed to reduce the termination fee to approximately $5,403, contingent upon the closing of the sale of the Resort, as described in the Company’s Form 8-K filing dated June 29, 2007. Subsequent to the termination of the Westin Management Agreement, the Company and GTA had been managing the Resort operations internally. The Westin termination fee obligation was paid by the Company contemporaneous with the closing of the sale of the Resort.

Troon Supplemental Fee

The July 15, 2004 Troon Management Agreement between Westin and Troon, which the Company assumed as a result of the Westin termination, provided for the payment of a supplemental fee to Troon, subject to the terms and conditions set forth in that agreement, of $800. The Company had until November 30, 2006 to decide whether to assume or terminate the management agreement with Troon for Troon to continue to manage the golf facilities of the Resort. The Company and Troon agreed to extend the Troon Management Agreement for ten-day incremental periods subsequent to November 30, 2006. On February 22, 2007, the Company sent Troon a notice of termination regarding the Troon Management Agreement. This obligation was paid by the Company contemporaneous with the closing of the sale of the Resort.

6.              Long-Term Debt

The Company’s long-term debt consists of the following:

	September 30, 2007	December 31, 2006
	(unaudited)
	(in thousands)

Non-interest bearing mortgage note due to the Operating Partnership, maturing in June 2027	$—	$39,240
Advances from the operating partnership, net	—	3,103
Long-term portion of capital leases	—	428
	$—	$42,771

The lease obligations were assumed by Salamander. The mortgage note and the advances from the operating partnership were paid or otherwise contributed to members’ equity contemporaneous with the sale of the Resort.

7.              Other Long-Term Liabilities

The Company’s Other Long-Term Liabilities consist of the following:

	September 30, 2007	December 31, 2006
	(unaudited)
	(in thousands)

Master lease refurbishment obligation – long term portion	—	$2,830
Deferred membership initiation fees and dues	—	1,221
	—	$4,051

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

The amortization charged to interest expense was $24 and $179 for  the three months ended September 30, 2007 and 2006, respectively. Amortization expense charged to interest expense was $338 and $536 for the nine months ended September 30, 2007 and 2006. The net present value of this liability is $3,879 and $4,254 as of July 15, 2007 and December 31, 2006, respectively, of which $1,424 was included in current liabilities at December 31, 2006. Salamander assumed this obligation contemporaneous with the closing of the sale of the Resort.

8. Commitments and Contingencies

Property Tax Lawsuit

The Company has filed lawsuits against the property appraiser of Pinellas County, Florida to challenge the 2004, 2005 and 2006 real estate assessment on the Resort property. Pinellas County filed a motion to dismiss, which was denied by the court. Discovery is in process and no trial date has been set. If Pinellas County were to prevail, management believes that there would be no material adverse effect upon our financial statements, as the entire Pinellas County assessment was fully accrued at June 30, 2007 and paid contemporaneous with the sale of the Resort. See Note 9, Subsequent Events, for further discussion.

Wall Springs Conservatory, Inc. Complaint

On July 13, 2006, Wall Springs Conservatory, Inc. (“Wall Springs”) filed suit against the Company, as successor in interest to GHR, in the circuit court of Pinellas County for declaratory relief regarding interpretation of certain contractual language defining which party has the authority to assign and allocate club memberships. Wall Springs is the developer of the Highlands of Innisbrook, a single family residential community adjacent to the Resort. The agreement with GHR included a provision for the sale of up to 52 discounted full golf memberships of the Resort. The Company and the developer are in disagreement as to which party has the right to control the ultimate assignment of the 52 memberships. On July 14, 2006, Wall Springs also filed suit against us in the small claims division of the Pinellas County Court in connection with an easement agreement. The Company answered both claims, also asserting affirmative defenses and counterclaims in each action. The Company then filed a motion to transfer the small claims matter to Circuit Court, which was granted on September 27, 2006. The Company then moved to consolidate these two cases. Our motion to consolidate was granted by the Circuit Court on March 1, 2007. The parties have begun the discovery process, but no trial date has been set by the Court. The Company is currently evaluating its alternatives regarding these claims given the fact that it no longer owns the Resort. At this time, the Company is unable to assess the likely outcome of this litigation.

Land Use Lawsuits

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

From December 19 through December 23, 2005, the Court tried these consolidated cases in a non-jury trial. On March 8, 2006, the Court ruled in favor of the defendants on all counts and denied all claims asserted by the plaintiffs in both Land Use Lawsuits. On March 31, 2006, the plaintiffs in the consolidated cases filed a notice of appeal to the Second District Court of Appeal. The Appeal Court affirmed per curium the Circuit Court judgment in favor of the defendants on February 28, 2007 and denied the plaintiffs-appellants’ motion for attorney fees. On March 13, 2007, the plaintiffs filed a motion for the Appeal Court to rehear their claims. On June 12, 2007, the Second District Court of Appeal denied the plaintiffs motion for rehearing. On September 11, 2007, Plaintiffs/Petitioners James M. Luckey, Mary Luckey, Marc Banning, Andrew McAdams, Aphrodite McAdams, Kirk Covert, Deborah Covert, Marcia Colwell and Joseph Colwell filed a Petition for Writ of Certiorari in the Supreme Court of the United States. On September 19, 2007, all of the respondents, including GTA-IB, LLC, filed a Waiver with the Supreme Court of the United States informing the Court that the respondents did not intend to file a response to the Petition for Writ of Certiorari unless one is requested by the Court. The respondents’ decision to file a waiver was based on the collective judgment of all defense counsel of record that the Petitioners’ Petition for Writ of Certiorari is meritless and has virtually no chance of success in their collective opinion. A further reason was the fact that if the Supreme Court of the United States does indicate that it may entertain the Petition, it will request a response at which time GTA-IB, LLC and the other respondents will have an opportunity to file our responses. At this time, the Company is unable to assess the likely outcome of this litigation.

INNISBROOK RENTAL POOL LEASE OPERATION

All rental pool agreements, including the Master Lease Agreement, were sold to Salamander as part of the Resort business operations on July 16, 2007.  Partial period financial statements for the Rental Pool and its Distribution and Maintenance Funds for the period July 1 to July 15, 2007 and January 1 to July 15, 2007 would not be meaningful given the fact that the distributions are calculated and paid quarterly and, thus, were not provided herein.

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

We and the Operating Partnership entered into a Settlement Agreement, dated July 15, 2004, with GHR, Golf Hosts, Inc., Golf Host Management, Inc., Golf Host Condominium, Inc. and Golf Host Condominium, LLC. The Settlement Agreement resolved a number of issues between the parties, including GHR’s default under the $79,000 loan made by the Operating Partnership to GHR in June 1997. As part of the Settlement Agreement, we took ownership of the Resort effective at the close of business on July 15, 2004. Also, in connection with the Settlement Agreement, we entered into the Westin Management Agreement providing for Westin’s management of the Resort, which was terminated on October 31, 2006. In addition, Westin and Troon entered into the Troon Management Agreement setting forth the terms of Troon’s management of the golf facilities at the Resort. The Troon Management Agreement was terminated on July 13, 2007 in connection with the sale of the Resort.

On July 16, 2007, GTA, the Company, the Operating Partnership, GTA-IB Golf Resort, LLC, GTA-IB Condominium, LLC and GTA-IB Management, LLC completed the sale of the Business of the Resort and all of GTA-IB Golf Resort, LLC’s equity interest in Golf Host Securities, Inc. to Salamander pursuant to the Asset Purchase Agreement dated June 25, 2007. The purchase price received by the Company was approximately $35,000 in cash less a working capital purchase price adjustment of $2,221, plus (a) $4,000 to be used to settle certain obligations, (b) $844 for reimbursement of certain rental pool payments discussed in more detail below, (c) $316 for reimbursement of certain agreed upon capital expenditures, (d) $25 for reimbursement of expenses related to Parcel G and (e) the assumption of certain liabilities. The final post-closing working capital settlement amount, as set forth in the Asset Purchase Agreement, is currently being negotiated. We have recorded a receivable of $1,387. At this time, based on the facts available to us, the Company believes that this amount is a reasonable representation of the receivable that will be collected by the Company when the post-closing working capital adjustment is settled with Salamander. The Asset Purchase Agreement also provided for a $2,000 escrow deposit for GTA’s and the Company’s indemnification liabilities to be held, pursuant to its terms, until at least March 31, 2008.

As part of the sale of the Business, Salamander has assumed operation and control of the Rental Pool.  The Rental Pool obligated the Company to make quarterly distributions of a percentage of room revenues to participating owners under the MLA.  The MLA also entitled participating owners to 50% reimbursement of the refurbishment costs of their units.  In addition to reimbursement by Salamander of such obligations since January 1, 2007 in the amount of $844,498, obligations in connection with the Refurbishment Program, along with all other obligations under the MLA, were assumed by Salamander upon the closing of the Asset Purchase Agreement. Also, all capital and operating lease obligations of the Resort were assumed by Salamander upon the closing of the Asset Purchase Agreement.

The Operating Partnership had previously entered into an agreement with GHR and the prospective purchaser of Parcel F. The Parcel F Development Agreement was executed on March 29, 2004 and amended on August 10, 2005. The Parcel F Development Agreement sets forth the terms and conditions pursuant to which Parcel F may be developed and includes restrictions on GHR, as the owner of Parcel F, as well as the subsequent owner of Parcel F, which are designed to avoid interference with the operations of the Resort. The Parcel F Development Agreement also contains provisions which we believe will increase the Operating Partnership’s ability to better manage the Resort and the location of the access road for Parcel F. We also entered into a Defense and Escrow Agreement with GHR on July 15, 2004, as amended, which entitled us to receive a portion of the sales proceeds in the event Parcel F was sold. Our interests in Parcel F were not transferred with the sale of the Resort described above. On August 23, 2007, GHR closed the sale of Parcel F and we received sales proceeds of $2,500 on September 6, 2007 pursuant to the Defense and Escrow Agreement.

Results of Operations

The operation and management of the Resort and the Rental Pool constituted substantially all of our operations. In connection with the sale of the Resort on July 16, 2007, we paid (a) all outstanding accrued and unpaid amounts to Pinellas County, Florida for property taxes, in the approximate amount of $343, (b) the renegotiated Westin termination fee of $5,403, (c) the supplemental fee of $800 to Troon, and (d) all amounts outstanding under the Patriot Bank loan. Other than the two-week period prior to the sale of the Resort, we had no substantive operations in the third quarter of 2007 and, as a result, a detailed description of results of operations and any comparison with prior periods is not meaningful since prior periods reflect substantive operations and a significantly different business than existed in the third quarter of 2007.

We will continue to monitor our contractual obligations, which are primarily associated with the sale of the Resort, and any pending or future litigation, including our continued efforts to recover the property tax amounts from Pinellas County.

Liquidity and Capital Resources

We do not anticipate any future liquidity needs as substantially all of our operations have ceased.

ITEM 3. Quantitative And Qualitative Disclosures About Market Risk

We do not have significant market risk with respect to foreign currency exchanges or other market rates. Since our debt to Patriot Bank was paid off contemporaneous with the closing of the sale of the Resort, we no longer have any interest rate risk.

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

As of September 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Management concluded that as of September 30, 2007, our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our Exchange Act reports.

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

Wall Springs Conservatory, Inc. Complaint

On July 13, 2006, Wall Springs filed suit against the Company, as successor in interest to GHR, in the circuit court of Pinellas County for declaratory relief regarding the allocation of certain full golf memberships at the Resort. On July 14, 2006, Wall Springs also filed suit against us in the small claims division of the Pinellas County Court in connection with an easement agreement. We answered both claims, also asserting affirmative defenses and counterclaims in each action. We then filed a motion to transfer the small claims matter to Circuit Court, which was granted on September 27, 2006. We then moved to consolidate these two cases. Our motion to consolidate was granted by the Circuit Court on March 1, 2007. The parties have begun the discovery process, but no trial date has been set by the Court. The parties have begun the discovery process, but no trial date has been set by the Court. The Company is currently evaluating its alternatives regarding these claims given the fact that it no longer owns the Resort. At this time, the Company is unable to assess the likely outcome of this litigation.

Property Tax Lawsuit

We filed lawsuits against the property appraiser of Pinellas County, Florida to challenge the 2004, 2005 and 2006 real estate assessment on the Resort property. Pinellas County filed a motion to dismiss, which was denied by the court. No trial date has been set. If Pinellas County were to prevail, management believes that there would be no material adverse effect upon our financial statements, as the entire Pinellas County assessment was fully accrued at June 30, 2007 and was paid concurrent with the sale of the Resort on July 16, 2007. If the Company were to prevail, the Company could possibly be awarded a reimbursement of a portion of these contested property taxes but the Company is unable to assess the outcome of this claim at this time.

Land Use Lawsuits

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

From December 19 through December 23, 2005, the Court tried these consolidated cases in a non-jury trial. On March 8, 2006, the Court ruled in favor of the defendants on all counts and denied all claims asserted by the plaintiffs in both Land Use Lawsuits. On March 31, 2006, the plaintiffs in the consolidated cases filed a notice of appeal to the Second District Court of Appeal. The Appeal Court affirmed per curium the Circuit Court judgment in favor of the defendants on February 28, 2007 and denied the plaintiffs-appellants’ motion for attorney fees. On March 13, 2007, the plaintiffs filed a motion for the Appeal Court to rehear their claims. On June 12, 2007, the Second District Court of Appeal denied the plaintiffs motion for rehearing. On September 11, 2007, Plaintiffs/Petitioners James M. Luckey, Mary Luckey, Marc Banning, Andrew McAdams, Aphrodite McAdams, Kirk Covert, Deborah Covert, Marcia Colwell and Joseph Colwell filed a Petition for Writ of Certiorari in the Supreme Court of the United States. On September 19, 2007, all of the respondents, including GTA-IB, LLC, filed a Waiver with the Supreme Court of the United States informing the Court that the respondents did not intend to file a response to the Petition for Writ of Certiorari unless one is requested by the Court. The respondents’ decision to file a waiver was based on the collective judgment of all defense counsel of record that the Petitioners’ Petition for Writ of Certiorari is meritless and has virtually no chance of success in their collective opinion. A further reason was the fact that if the Supreme Court of the United States does indicate that it may entertain the Petition, it will request a response at which time GTA-IB, LLC and the other respondents will have an opportunity to file our responses. At this time, we are unable to assess the likely outcome of this litigation.

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

GTA-IB, LLC

Date: November 7, 2007	/s/ W. Bradley Blair, II
W. Bradley Blair, II
Chief Executive Officer and President

Date: November 7, 2007	/s/ Tracy S. Clifford
Tracy S. Clifford
Principal Accounting Officer and Secretary